Form 10-Q
period 2025-09-30
Legence Corp.
filed 2025-11-14
CIK 2052568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File Number 001-42838
_________________________
Legence Corp.
(Exact name of registrant as specified in its charter)
_________________________

Delaware	33-2905250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Las Plumas Avenue San Jose, CA	95133
(Address of Principal Executive Offices)	(Zip Code)
(833) 534-3623
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	LGN	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
As of November 12, 2025, there were 105,336,929 shares of total common stock of the Registrant outstanding, including 58,656,167 shares of Class A common stock, par value $0.01 per share, and 46,680,762 shares of Class B common stock, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this "Quarterly Report") may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Quarterly Report. Examples of forward-looking statements include, among others, statements we make regarding:
•our business strategy, including with respect to our supply chain, expanded or new service offerings and potential expansion into new domestic or international markets;
•expectations regarding our business or financial outlook;
•expectations regarding opportunities, technological developments, competitive positioning, future economic and regulatory conditions and other trends in particular markets or industries;
•the business plans or financial condition of our customers;
•our ability to achieve or maintain certain financial and operational metrics;
•our ability to comply with and liabilities related to environmental, health and safety laws, regulations and obligations;
•our ability to obtain, maintain and comply with permits and governmental approvals;
•our ability to remain competitive and adapt to developments in the industries in which we operate;
•our ability to secure contracts and maintain relationships with our existing customers;
•our ability to comply with increasing scrutiny, regulatory requirements and changing stakeholder expectations with respect to sustainability and environmental, social and governance ("ESG") matters;
•potential benefits from, and future financial and operational performance of, acquired businesses and our investments;
•expected value of contracts or intended contracts with customers, as well as the expected timing, scope, services, term or results of any awarded or expected projects;
•the expected future value of our intangible assets;
•expectations regarding the future availability and price of materials and equipment necessary for the performance of our business;
•the expected impact of global and domestic economic or political conditions on our business, financial condition, results of operations, cash flows, liquidity, and demand for our services, including inflation, interest rates, tariffs, recessionary economic conditions and commodity prices;
•the expected impact of changes and potential changes in climate and the physical and transition risks associated with climate change;
•the expected impact of existing or potential legislation or regulation;
•the future demand for, availability of and costs related to labor resources in the industries we serve;
•the expected recognition and realization of our remaining performance obligations or backlog;
•credit markets;

•our pending legal matters; and
•our plans, objectives, expectations and intentions contained in this Quarterly Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the business in which we operate, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of our final prospectus, dated September 11, 2025, filed with the U.S Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, September 15, 2025 (the "Prospectus") and throughout "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Prospectus and "Part II, Item 1A. Risk Factors" of this Quarterly Report.
Should one or more of the risks or uncertainties referred to in this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified in their entirety by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Legence Corp.
Condensed Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$176,034	$81,167
Accounts receivable, net	588,433	448,610
Contract assets, net	234,302	188,132
Prepaid expenses and other current assets	39,038	38,506
Total current assets	1,037,807	756,415
Property and equipment, net of accumulated depreciation of $92,084 and $70,676 as of September 30, 2025 and December 31, 2024, respectively	81,094	73,381
Operating lease right-of-use assets (including $20,705 and $23,375 as of September 30, 2025 and December 31, 2024, respectively, from related parties)	106,469	90,922
Goodwill	782,931	781,194
Intangible assets, net	562,361	624,250
Other assets	29,607	26,338
Total assets(a)	$2,600,269	$2,352,500
Liabilities and Equity
Current liabilities:
Accounts payable	$224,256	$126,502
Accrued compensation and benefits	89,832	54,601
Accrued and other current liabilities	25,659	28,490
Contract liabilities	285,894	164,130
Current portion of operating lease liabilities (including $3,906 and $3,654 as of September 30, 2025 and December 31, 2024, respectively, from related parties)	18,051	14,402
Current portion of long-term debt	16,301	22,984
Total current liabilities	659,993	411,109
Long-term debt, net of current portion (including $87,486 and $211,039 as of September 30, 2025 and December 31, 2024, respectively, from related parties)	812,628	1,585,846
Operating lease liabilities, net of current portion (including $17,997 and $20,960 as of September 30, 2025 and December 31, 2024, respectively, from related parties)	94,568	80,669
Tax receivable agreement liability - related party	146,474	—
Deferred tax liabilities, net	41,543	35,428
Other long-term liabilities	17,590	35,856
Total liabilities(a)	1,772,796	2,148,908
Commitments and contingencies (Note 18)
Stockholders' equity / Member's equity
Member's equity	—	443,738
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding as of September 30, 2025	—	—
Class A common stock $0.01 par value, 1,000,000,000 shares authorized, 58,510,567 shares issued and outstanding as of September 30, 2025	585	—
Class B common stock $0.01 par value, 200,000,000 shares authorized, 46,680,762 shares issued and outstanding as of September 30, 2025	467	—
Additional paid-in capital	664,299	—
Accumulated deficit	(277,228)	(250,169)
Accumulated other comprehensive (loss) income	(248)	9,111
Total Legence stockholders' equity / Member's equity	387,875	202,680
Noncontrolling interests	439,598	912
Total stockholders' equity / Member's equity	827,473	203,592
Total liabilities and stockholders' equity / Member's equity	$2,600,269	$2,352,500
(a) As of September 30, 2025, total assets include $19.7 million and total liabilities include $9.0 million for consolidated variable interest PCs as defined in “Note 6—Variable Interest Entities and Equity Method Investments”. Substantially all of the remaining total assets and total liabilities, excluding the Tax receivable agreement liability and the related deferred tax assets, are attributable to the consolidated Legence Holdings variable interest entity. As of December 31, 2024, total assets include $40.1 million and total liabilities include $5.9 million, respectively, for consolidated variable interest PCs. Assets of the variable interest entities can only be used to settle the liabilities of those entities. Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$708,006	$560,804	$1,812,849	$1,550,387
Cost of revenue	559,947	442,258	1,424,412	1,232,561
Gross profit	148,059	118,546	388,437	317,826

Selling, general and administrative	85,887	67,199	227,814	179,848
Depreciation and amortization	24,183	25,475	75,619	70,738
Acquisition-related costs	795	154	971	5,593
Loss (gain) on sale of property and equipment	21	—	(199)	—
Equity in earnings of joint venture	(24)	(1,233)	(848)	(3,131)
Income from operations	37,197	26,951	85,080	64,778

Other expense (income):
Interest expense (including $3,312 and $3,368 for the three months in 2025 and 2024, respectively, and $11,776 and $9,963 for the nine months in 2025 and 2024, respectively, from related parties)	28,183	23,707	88,228	65,392
Interest income	(1,069)	(523)	(2,588)	(4,356)
Loss on debt extinguishment	5,685	—	5,685	—
Credit agreement amendment fees	64	—	2,990	4,119
Other income, net	(123)	(121)	(268)	(434)
Total other expense, net	32,740	23,063	94,047	64,721
Income (loss) before income tax	4,457	3,888	(8,967)	57

Income tax expense	4,078	4,564	13,662	9,500
Net income (loss)	379	(676)	(22,629)	(9,443)
Net income attributable to noncontrolling interests	955	407	4,430	407
Net loss attributable to Legence	$(576)	$(1,083)	$(27,059)	$(9,850)

	Period from September 12, 2025 to September 30, 2025		Period from September 12, 2025 to September 30, 2025
Net loss per Class A Common Stock—basic and diluted	$(0.02)		$(0.02)
Weighted-average Class A Common Stock outstanding—basic and diluted	58,511		58,511
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$379	$(676)	$(22,629)	$(9,443)
Other comprehensive loss, net:
Loss related to interest rate swaps, net of tax	(1,285)	(22,143)	(9,556)	(19,636)
Other comprehensive loss	(1,285)	(22,143)	(9,556)	(19,636)
Comprehensive loss	(906)	(22,819)	(32,185)	(29,079)
Comprehensive income attributable to noncontrolling interests	1,634	407	5,109	407
Comprehensive loss attributable to Legence	$(2,540)	$(23,226)	$(37,294)	$(29,486)
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity / Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2024	$443,738	—	$—	—	$—	$—	$(250,169)	$9,111	$202,680	$912	$203,592
Reclassification of vested Legence Parent Series A Profits Interests from liabilities	33	—	—	—	—	—	—	—	33	—	33
Other comprehensive loss	—	—	—	—	—	—	—	(6,214)	(6,214)	—	(6,214)
Net (loss) income	—	—	—	—	—	—	(21,213)	—	(21,213)	2,074	(19,139)
Balance, March 31, 2025	443,771	—	—	—	—	—	(271,382)	2,897	175,286	2,986	178,272
Reclassification of vested Legence Parent Series A Profits Interests from liabilities	228	—	—	—	—	—	—	—	228	—	228
Other comprehensive loss	—	—	—	—	—	—	—	(2,057)	(2,057)	—	(2,057)
Net (loss) income	—	—	—	—	—	—	(5,270)	—	(5,270)	1,401	(3,869)
Balance, June 30, 2025	443,999	—	—	—	—	—	(276,652)	840	168,187	4,387	172,574
Reclassification of vested Legence Parent interests from liabilities	49	—	—	—	—	—	—	—	49	—	49
Effect of the Corporate Reorganization	(444,048)	29,022,940	290	46,680,762	467	443,291	—	—	—	—	—
Tax receivable agreement net liability	—	—	—	—	—	(138,073)	—	—	(138,073)	—	(138,073)
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	—	—	—	—	—	36,358	—	—	36,358	—	36,358
Issuance of Class A common stock net of underwriting discounts, commissions, and offering costs	—	29,487,627	295	—	—	751,547	—	—	751,842	—	751,842
Allocation of equity to noncontrolling interests	—	—	—	—	—	(431,262)	—	876	(430,386)	430,386	—
Stock-based compensation for RSUs and stock options	—	—	—	—	—	554	—	—	554	—	554
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	—	3,191	3,191
Contribution from Legence Parent II for Series A Interests	—	—	—	—	—	1,884	—	—	1,884	—	1,884
Other comprehensive (loss) income	—	—	—	—	—	—	—	(1,964)	(1,964)	679	(1,285)
Net (loss) income	—	—	—	—	—	—	(576)	—	(576)	955	379
Balance, September 30, 2025	$—	58,510,567	$585	46,680,762	$467	$664,299	$(277,228)	$(248)	$387,875	$439,598	$827,473

See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands)
(Unaudited)

	Member's Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Legence Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2023	$722,378	$(221,614)	$22,166	$522,930	$—	$522,930
Legence Parent issuance of Legence Parent interests for acquisitions	20,719	—	—	20,719	—	20,719
Cash contributions from Legence Parent	300	—	—	300	—	300
Cash distributions to Legence Parent	(212)	—	—	(212)	—	(212)
Reclassification of vested Legence Parent Series A Profits Interests from liabilities	88	—	—	88	—	88
Other comprehensive income	—	—	5,294	5,294	—	5,294
Net loss	—	(14,957)	—	(14,957)	—	(14,957)
Balance, March 31, 2024	743,273	(236,571)	27,460	534,162	—	534,162
Legence Parent issuance of Legence Parent interests for acquisitions	1,381	—	—	1,381	—	1,381
Cash contributions from Legence Parent	100	—	—	100	—	100
Cash distributions to Legence Parent	(1,450)	—	—	(1,450)	—	(1,450)
Other comprehensive loss	—	—	(2,787)	(2,787)	—	(2,787)
Net income	—	6,190	—	6,190	—	6,190
Balance, June 30, 2024	743,304	(230,381)	24,673	537,596	—	537,596
Other comprehensive loss	—	—	(22,143)	(22,143)	—	(22,143)
Net (loss) income	—	(1,083)	—	(1,083)	407	(676)
Balance, September 30, 2024	$743,304	$(231,464)	$2,530	$514,370	$407	$514,777
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,629)	$(9,443)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of intangible assets	61,888	59,506
Depreciation of property and equipment	23,723	21,481
Amortization of debt issuance costs and discounts	3,007	3,665
Stock-based compensation	21,881	8,726
Deferred taxes	6,378	(4,616)
Equity in earnings of joint venture	(848)	(3,131)
Return on investment in joint venture	500	—
Operating lease right-of-use asset lease expense	12,959	9,332
Loss on debt extinguishment	5,685	—
Other	148	3,320
Changes in operating assets and liabilities:
Accounts receivable, net	(139,448)	14,518
Contract assets	(46,182)	(48,115)
Prepaid expenses and other current assets	1,198	(258)
Accounts payable	94,542	9,904
Accrued compensation and benefits	34,355	21,183
Accrued and other current liabilities	(4,110)	(35,799)
Contract liabilities	120,027	(20,855)
Operating lease liabilities, current and long-term	(10,727)	(7,527)
Other long-term assets and liabilities	(223)	1,338
Cash provided by operating activities	162,124	23,229

Cash flows from investing activities:
Purchases of property and equipment	(24,734)	(12,776)
Consideration paid for acquisitions, net of cash acquired	(453)	(220,115)
Proceeds from sale of property and equipment	226	191
Cash used in investing activities	(24,961)	(232,700)

Cash flows from financing activities:
Term loan borrowings (including $2,495 and $38,500 in 2025 and 2024, respectively, from related parties)	2,495	250,000
Term loan payments (including $74,797 in 2025 to related parties)	(795,073)	(9,572)
Notes payable payments	(6,102)	(3,990)
Finance lease payments	(2,694)	(1,798)
Cash distributions to Legence Parent	—	(1,662)
Cash contributions from Legence Parent	—	400
Proceeds from IPO, net of underwriting discounts and commissions	780,243	—
Debt issuance costs	—	(1,091)
Payments of contingent consideration (including $(20,663) in 2024 from related parties)	—	(32,429)
Payments for deferred offering costs	(21,165)	—
Cash (used in) provided by financing activities	(42,296)	199,858
Increase (decrease) in cash and cash equivalents	94,867	(9,613)
Cash and cash equivalents, beginning of period	81,167	88,920
Cash and cash equivalents, end of period	$176,034	$79,307
The supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are included in "Note 19 – Other Financial Information".
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation
Organization
Legence Corp. was incorporated as a Delaware corporation on January 9, 2025 as a holding company for the purpose of facilitating an initial public offering ("IPO") and other related transactions in order to carry on the business of Legence Holdings LLC ("Legence Holdings"). Legence Holdings and its subsidiaries are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. The Company focuses on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education. The Company specializes in designing, fabricating and installing complex heating, ventilation and air conditioning (“HVAC”), process piping and other mechanical, electrical and plumbing (“MEP”) systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities to make them more energy efficient and sustainable. Services are primarily provided on a fixed price basis.
All references to the “Company” or “Legence” in this report are to Legence Corp. and its consolidated subsidiaries.
Initial Public Offering
On September 11, 2025, our registration statement on Form S-1 related to our IPO was declared effective by the Securities and Exchange Commission, and our Class A common stock ("Class A Common Stock") began trading on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “LGN” on September 12, 2025. Our IPO was completed on September 15, 2025. The Company sold 29,487,627 shares, including the partial exercise of the underwriters’ option to purchase additional shares, of its Class A Common Stock at a public offering price of $28.00 per share. Legence Corp. received net proceeds from the IPO of $780.2 million, net of underwriting discounts and commissions. Legence Corp. contributed the proceeds from the IPO in exchange for newly issued limited liability company interests in Legence Holdings, and Legence Holdings used the net proceeds to pay outstanding offering costs and repay outstanding debt. Refer to “Note 10—Stockholders' Equity / Member's Equity”.
In connection with the IPO, the Company completed a series of organizational transactions (the “Corporate Reorganization”). Prior to the IPO and Corporate Reorganization, Legence Holdings was a single-member limited liability company that was a wholly owned subsidiary of Legence Intermediate, which was a wholly owned subsidiary of Legence Parent.
Member’s equity consisted of transactions between Legence Holdings and Legence Parent. Such transactions consisted of contributions to Legence Holdings from Legence Parent and distributions from Legence Holdings to Legence Parent.
Legence Parent has different classes of equity interests: Series A Profits Interests (“Series A Profits Interests”), Series B Common Interests (“Series B Common Interests”) and Series C Common Interests (“Series C Common Interests”), which includes Restricted Series C Common Interests (“Restricted Series C Common Interests”), (together with Series B Common Interests, “Legence Parent Common Interests”), each with specific terms and conditions.
Series A Profits Interests were granted to employees of Legence Holdings and its subsidiaries and are comprised of Time Interests, Performance Interests, and Exit Interests. Series B Common Interests were held by BX Refficiency Aggregator LP. Series C Common Interests are held by certain members of Legence Holdings’ management and former owners of acquired companies who received Series C Common Interests as part of the consideration transferred. Restricted Series C Common Interests were issued in connection with an acquisition as compensation for future services to certain of the acquiree’s former shareholders and employees who became Legence Holdings’ employees in connection with the acquisition.
Corporate Reorganization
The Corporate Reorganization included the following:
a.The Limited Liability Company Agreement of Legence Holdings was amended and restated to, among other things, (i) make Legence Corp. the managing member of Legence Holdings and (ii) recapitalize the ownership interests in Legence Holdings into two classes of limited liability company interests with the same economic rights (“LGN A Units” and “LGN B Units”, collectively “LGN Units”).

b.Certain entities were formed and reorganized as follows:
1.Legence Parent LLC (“Legence Parent”) formed Legence Corp.
2.Legence Intermediate LLC (“Legence Intermediate”) distributed a portion of its interests in Legence Holdings to Legence Parent, which then distributed a portion of such interests to certain Blackstone Inc. ("Blackstone") entities and management holders that held equity in Legence Parent (“Legacy Owners”).
3.Certain Legacy Owners contributed a portion of their interests in Legence Holdings (either directly or indirectly through certain Blackstone entities) to Legence Corp. and Legence Intermediate contributed a portion of its interests in Legence Holdings to Legence Corp, all in exchange for 29,022,940 shares of newly issued Class A Common Stock.
4.Certain Legacy Owners contributed its 28,844,369 shares of Class A Common Stock received to newly created Legence Parent II LLC (“Legence Parent II”) in exchange for Legence Parent II Common Interests (together with Legence Parent Common Interests, the “Common Interests") and Legence Parent II Series A Capital Interests (the "Series A Capital Interests") and Legence Intermediate was liquidated and distributed its remaining interests in Legence Holdings and its 178,571 shares of Class A Common Stock to Legence Parent.
5.Management holders contributed their interests in Legence Parent and Legence Parent II to newly created entities above Legence Parent and Legence Parent II called Legence Parent Management Aggregator LLC (“Management Aggregator I”) and Legence Parent II Management Aggregator LLC (“Management Aggregator II”, collectively the “Management Aggregators”), respectively, in exchange for interests of the Management Aggregators with similar terms and economics.
6.Legence Parent subscribed for Class B common stock ("Class B Common Stock") of Legence Corp. for nominal consideration, reflecting its historic indirect ownership of Legence Holdings. Legence Holdings recapitalized its ownership interests into newly issued LGN Units, and Legence Parent retained a portion of their pre-IPO ownership in Legence Holdings through LGN B Units. Refer to “Note 12—Noncontrolling Interests”.
7.Legence Corp., through its subsidiary, contributed the net proceeds of the offering to Legence Holdings in exchange for newly issued LGN A Units.
c.Legence Corp. entered into an exchange agreement (the "Exchange Agreement") in which the holders of LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, may exchange their interests for shares of Class A Common Stock of Legence Corp. on a one-for-one basis or the cash equivalent thereof (based on the 10-day volume weighted average price of the shares of Class A Common Stock at the time of exchange) as determined by Legence (the “Exchange Right”).
d.The Company entered into a tax receivable agreement (the “TRA”) pursuant to which the Company will pay to certain Legacy Owners 85% of the net cash tax savings, if any, that the Company realizes from certain tax attributes and benefits arising in connection with the IPO and future exchanges of LGN B Units, and the Company will retain the remaining 15% of such benefits. Refer to “Note 14—Tax Receivable Agreement”.
e.Legence Parent historically issued Series A profits interests (“Series A Profits Interests”) awards and Restricted Series C common interests (“Restricted Series C Common Interests”) awards as compensation to the Company’s employees. The Series A Profits Interests were exchanged for equivalent interests in newly created entities above the consolidated structure of the Company as follows: (i) a portion of Series A Profits Interests from Legence Parent were exchanged for Series A Capital Interests of newly created Legence Parent II, (ii) Series A Capital Interests of Legence Parent II were exchanged for Class A Management Holdings Interests of Management Aggregator II (“Aggregator II Mirror A Units”), and (iii) the remaining Series A Profits Interests of Legence Parent were exchanged for Class A Management Holdings Interests of Management Aggregator I (“Aggregator I Mirror A Units” and, together with Aggregator II Mirror A Units, the “Rollover Series A Profits Interests”). The Rollover Series A Profits Interests, together with historical Series A Profits Interests, are collectively referred to as “Series A Interests”. The Restricted Series C Common Interests of Legence Parent were exchanged for Class C

Management Holdings Interests of Management Aggregator I (“Rollover Restricted Series C Interests”, and together with Restricted Series C Common Interests, the “Restricted Series C Interests”). Refer to “Note 2—Summary of Significant Accounting Policies" and “Note 11—Stock-Based Compensation”).
Effective September 11, 2025, following approval by the Company’s stockholders, the Board of Directors adopted the Legence Corp. 2025 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). In connection with the IPO, certain employees, including our named executive officers, and non-employee directors were granted stock options and/or restricted stock units (“RSUs”) under the Omnibus Incentive Plan (refer to “Note 2—Summary of Significant Accounting Policies" and “Note 11—Stock-Based Compensation”).
The corporate structure following the completion of the IPO, as described above, is commonly referred to as an “UP-C” structure, which is often used by partnerships and limited liability companies undertaking an initial public offering. The Company consolidates Legence Holdings as part of the consolidated financial statements and reports a noncontrolling interest related to the LGN B Units held by Legence Parent.
Immediately following the closing of the IPO, the Company is a holding company, and its sole material asset is a controlling equity interest in Legence Holdings. As the managing member of Legence Holdings, the Company operates and controls all of the business and affairs of Legence Holdings, has the obligation to absorb losses and receive benefits from Legence Holdings and, through Legence Holdings and its subsidiaries, conducts its business.
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited Condensed Consolidated Financial Statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company's audited Consolidated Financial Statements and notes thereto for the year ended December 31, 2024 included in the IPO Prospectus filed with the Securities and Exchange Commission ("Commission") on September 15, 2025. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company's financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The December 31, 2024 Condensed Consolidated Balance Sheet data was derived from the 2024 audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The preparation of the unaudited Condensed Consolidated Financial Statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures as of the date of the financial statements. Actual results could differ from those estimates.
The Corporate Reorganization was accounted for in a manner consistent with a reorganization of entities under common control. The unaudited Condensed Consolidated Financial Statements for periods prior to the IPO and Corporate Reorganization relate to Legence Holdings. Prior to the Corporate Reorganization, Legence Corp. had no operations.
Results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that will be realized for the year ended December 31, 2025, or for any future period.
Note 2 - Summary of Significant Accounting Policies
Principles of Consolidation
The unaudited Condensed Consolidated Financial Statements include the accounts of Legence Corp., its wholly owned subsidiaries and certain Variable Interest Entities (“VIE”) of which the Company is the primary beneficiary. The Company assesses whether it is the primary beneficiary of a VIE, which is the case if the Company, in combination with its related parties, has both (1) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. When the Company is deemed to be the primary beneficiary, the VIE is consolidated and the interest in the VIE held by a third-party is accounted for as a noncontrolling interest. For VIEs that are not consolidated, the Company accounts for its investments using the equity method.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
All intercompany accounts and transactions have been eliminated.
Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
Deferred Offering Costs
Offering costs include legal, accounting, printing, and other third-party fees that were incremental and directly related to the Company's IPO. Prior to the completion of the IPO, the Company deferred $28.4 million of offering costs within Other assets on the Condensed Consolidated Balance Sheets. Upon completion of the IPO, these costs were reclassified into Additional paid-in capital as a reduction against the proceeds received from the IPO.
Stock-Based Compensation
Series A Interests and Restricted Series C Interests
Management Aggregator I and Management Aggregator II issue Series A Interests and Restricted Series C Interests to the Company’s employees. As their value is indexed to the value of the Company's Class A Common Stock and settled in Management Aggregator I and Management Aggregator II interests or assets, and the Company does not reimburse these entities for the awards, the Company accounts for these awards as stock-based payment awards under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Company recognizes compensation expense for equity-classified awards at their fair value measured as of the grant date.
Series A Interests awards are comprised of time vesting interests (60%) (“Time Interests”), performance vesting interests (20%) (“Performance Interests”), and exit vesting interests (20%) (“Exit Interests”). The Time Interests and Restricted Series C Interests are service-based awards for which the Company recognizes expense based on the fair value of the awards at the end of each reporting period. While the Time Interests continue to include a below fair value repurchase feature, and were historically accounted for as liability-classified awards by the Company due to this feature, upon the Corporate Reorganization the obligation to fund the Time Interests is that of the Management Aggregators, and because those entities are outside of the Company’s structure, they do not have the ability to direct settlement by Legence Holdings, or to direct a distribution by Legence Holdings for settlement. Thus, the expense recognition for these awards is still remeasured to fair value at the end of each period; however, the offset is treated as an indirect contribution from the Management Aggregators through Legence Parent and Legence Parent II, as they have the sole obligation for settlement. The Company recognizes compensation expense on a straight-line basis over the five-year vesting period with accelerated vesting and compensation expense when or if a change of control event occurs.
The Company accounts for the Performance Interests as equity-classified awards under ASC 718 and recognizes compensation expense when or if certain liquidity events occur. The Company also accounts for the Exit Interests as equity-classified awards under ASC 718 and recognizes compensation when or if certain liquidity events occur. Awards forfeitures are accounted for as they occur.
Once vested, the holders of the Series A Interests may participate in distributions from the Management Aggregators upon liquidation or a distribution as directed by Blackstone affiliated entities ("BX Aggregators"). The distributions are first made to the holders of Common Interests until their unreturned contributions are reduced to zero, and thereafter to the holders of vested Series A Interests and Common Interests pro rata based on their aggregate percentage interests (taking into account any applicable participation thresholds). Refer to "Note 1—Nature of Operations and Basis of Presentation" for additional information regarding Common Interests.
The Series A Interests are subject to certain forfeiture and repurchase provisions in the event of interest holder employment termination. Restricted Series C Interests participate in distributions as they are Common Interests; however, are subject to the same forfeiture and repurchase provisions as the Series A Interests. Holders of Restricted Series C Interests must repay any distributions received on unvested Restricted Series C Interests within 15 days of employment termination.
Subsequent to the IPO, the Company utilizes the option-pricing method (“OPM”) to estimate the fair value of these awards, considering that the awards are units of Legence Parent and Legence Parent II and act as options that receive value after certain Common Interests receive a return matching the specified thresholds. The expected life assumption represents the period of time the interests are expected to be outstanding and the risk-free rate is based on the U.S. Treasury yield for a term consistent with the expected life. The total equity value was calculated based on the full market capitalization of the

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Company. The expected volatility assumption is based on the volatility of guideline public companies, adjusted for the Company’s size and leverage. Since Legence Parent and Legence Parent II do not have a history or expectation of future recurring dividends and there are no contractual dividends associated with the equity interests, the expected dividend yield assumption is nil.
Prior to the IPO, the Company utilized the OPM and the hybrid method to determine the fair value of these awards using certain assumptions. The expected life assumption represents the period of time the interests are expected to be outstanding while the risk-free rate is based on the U.S. Treasury yield for a term consistent with the expected life. The expected volatility assumption is based on the volatility of guideline public companies, adjusted for the Company’s size and leverage. Since the interests do not have a provision for recurring distributions and the issuing entities do not have a history or expectation of future recurring distributions, the expected dividend yield assumption is nil. The hybrid method incorporates various future outcomes and allocates the value in each scenario using the OPM, which included IPO scenarios and delayed exit scenarios.
Refer to "Note 1—Nature of Operations and Basis of Presentation" and “Note 11—Stock-Based Compensation” for additional information and further disclosures regarding stock-based compensation.
RSUs and Stock Options
The Company accounts for RSUs and stock options based on their grant date fair value. RSUs and stock options are subject to service-based vesting conditions, and the corresponding stock-based compensation expense is recognized on a straight-line basis. The Company has elected to account for forfeitures as they occur for both the RSUs and the stock options.
The Company uses the price of its Class A Common Stock on the date of grant as the fair value for RSUs. The Company estimates the fair value of stock options granted under the Omnibus Incentive Plan on the grant date using a Black-Scholes option-pricing model. The assumptions and estimates used as part of the Black-Scholes option-pricing model are as follows:
•Stock price: The price of the Company's Class A Common Stock generally at the grant date.
•Exercise price: The exercise price as stated per the terms of the option agreements.
•Expected Term: The Company uses the simplified method for determining the expected term of stock options, as there is insufficient historical exercise data to provide a reasonable basis on which to estimate expected term. Under the simplified method, the expected term is calculated as the midpoint between the vesting period and the contractual term.
•Expected Volatility: The expected volatility is based on the historical equity volatility of a group of publicly traded guideline companies with similar size and industry characteristics, and is adjusted for differences in leverage, size, and stage of development, as well as volatility studies considering recent IPOs.
•Risk-free rate: The risk-free interest rate is based on the United States Treasury yield curve in effect at the grant date, corresponding to the expected term of the stock options.
•Dividend yield: The estimated dividend yield is zero as the Company does not currently intend to declare dividends in the foreseeable future.
Earnings Per Share
The Company calculates basic and diluted earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, for the periods following the IPO and Corporate Reorganization. Basic EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The effect of potentially dilutive securities is not included in the computation of diluted EPS for periods in which there is a Net loss attributable to Legence, because to do so would be anti-dilutive. Class B Common Stock does not have economic rights in the Company, including no rights to dividends or distributions upon liquidation, and as a result, is

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
not considered a participating security for basic and diluted EPS. As such, basic and diluted EPS of Class B Common Stock has not been presented.
The Company's potentially dilutive securities consist of (i) unvested and unexercised RSUs and stock options, with the dilutive effect calculated using the treasury stock method, and (ii) exchange of LGN B Units to shares of Class A Common Stock, with the dilutive effect calculated using the if-converted method.
Refer to "Note 13—Earnings Per Share" for additional information.
Tax Receivable Agreement
In connection with the IPO and Corporate Reorganization, the Company entered into a TRA with Legence Parent and Legence Parent II (the “TRA Members”), which are related parties. The agreement provides that the Company will pay to the TRA Members 85% of the net cash savings that the Company realizes, or is deemed to realize, as a result of favorable tax attributes arising from the IPO and Corporate Reorganization. The annual tax benefits are computed on a with and without basis by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company will retain the benefit of the remaining 15% of these cash savings, if any.
Amounts payable under the TRA are accounted for in accordance with ASC Topic 450, Contingencies. Accordingly, the Company recognizes a liability when payments are probable and reasonably estimable and measures the obligation on an undiscounted basis. The TRA liability is classified as current or non-current based on the expected date of payment and is included in the Condensed Consolidated Balance Sheet as Accrued and other current liabilities and Tax receivable agreement liability, respectively.
The TRA liability and related deferred tax assets, net of valuation allowance, initially recognized are recorded against Additional paid-in capital. Subsequent changes to the TRA liability and deferred tax assets, including changes to the related valuation allowance, that are not related to an exchange or a payment pursuant to the TRA are recorded in Other income, net and Income tax expense, respectively, in the Condensed Consolidated Statement of Operations.
Refer to "Note 14—Tax Receivable Agreement" and "Note 15—Income Taxes" for additional information.
Recent Accounting Pronouncements
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, "Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("Update 2025-06"), which removes references to the project stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Update 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption and a prospective, retrospective or modified transition approach are permitted. The Company is currently evaluating the impact that the adoption of Update 2025-06 will have on its Consolidated Financial Statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("Update 2025-05"), which allows entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. Update 2025-05 is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, and is required to be applied on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of Update 2025-05 will have on its Consolidated Financial Statements.
Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, "Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity" ("Update 2025-03"). This update revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. It requires that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Update 2025-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
periods, with early adoption permitted. Update 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company is currently evaluating the impact that the adoption of Update 2025-03 will have on its Consolidated Financial Statements.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" ("Update 2024-03"). This update requires disclosure, in the notes to the financial statements, of disaggregated information about certain income statement costs and expenses on an interim and annual basis. Update 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2024-03 will have on its Consolidated Financial Statements.
Income Taxes - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Update 2023-09"). The amendments in this update provide more transparency about income tax disclosures primarily related to the rate reconciliation and income taxes paid information. Update 2023-09 is effective for fiscal years beginning after December 15, 2024 and is not relevant for interim periods. While the adoption of Update 2023-09 will result in expansion of income tax disclosures, the Company does not expect it to impact the recognition or measurement of income taxes upon adoption within its 2025 Annual Consolidated Financial Statements.
Compensation - Stock Compensation - In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("Update 2024-01"). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest awards should be accounted for in accordance with ASC 718. The Company adopted Update 2024-01 as of January 1, 2025 on a prospective basis, and the adoption did not have an impact on the accounting for profits interests awards, as the Company will continue to account for profits interest awards under ASC 718.
Note 3 - Revenue Recognition and Related Balance Sheet Accounts
Revenue is recognized when control of the promised goods or services is transferred to the customer, either at a point-in-time or over-time, as the performance obligation is satisfied. The amount of revenue recognized reflects the transaction price, which is the consideration that the Company expects to receive in exchange for those goods or services provided.
Most of the Company's contracts are considered to have a single performance obligation satisfied over time using the input method (i.e., "Cost-to-Cost Input Method"). For some contracts, the Company has historically used an output method (i.e., milestone achievement). For the three months ended September 30, 2025 and 2024, revenue recognized under the output method represented 0.5% and 2.1% of revenues, respectively. For the nine months ended September 30, 2025 and 2024, revenue recognized under the output method represented 0.9% and 2.6% of revenues, respectively.
The consideration promised in a contract with customers may include fixed amounts, variable amounts, or both. The Company estimates variable consideration and includes it in the transaction price to the extent it is probable that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is resolved. Management reassesses the amount of variable consideration each reporting period, and changes to estimated variable consideration are accounted for as a cumulative adjustment to revenue recognized in the current period. Recognizing changes in the transaction price requires significant judgments of various factors, including, but not limited to, dispute resolution developments and outcomes and anticipated negotiation results.
In satisfying the Company’s performance obligations to its customers, the Company routinely procures goods and services from third parties that are inputs into an integrated single performance obligation typically under fixed-price contracts. Procurement from third parties often consists of goods and services provided by subcontractors that the Company engages to perform specified tasks on its behalf and/or under its direction. The Company earns a margin related to these costs under either fixed-margin or fixed-price arrangements with its customers. The Company determined that it is the principal in these arrangements as the Company controls the goods and services procured from third parties.
For some transactions, customers may withhold a portion of the contract price as a contract retention until the project is substantially complete or completed to ensure performance; however, these arrangements typically do not constitute a significant financing component.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Contract Estimates and Changes in Estimates
After contract inception, the transaction price may change for various reasons, including executed or unresolved change orders, executed or unresolved contract modifications, claims to or from the customer or owner, and back-charge recoveries. The customers may partially or fully agree with such modifications or affirmative claims. Most changes are considered variable consideration until approved by both parties.
Contracts with customers are often modified through change orders. Many change orders are for goods or services that are not distinct within the context of the original contract, and, therefore, are not treated as separate performance obligations.
For contracts where the Company applies the Cost-to-Cost Input Method, the accuracy of the Company's revenue and profit recognition in each year depends on the accuracy of management's estimates of the cost to complete each project. Contract costs include labor, material, subcontractors and various overhead costs such as maintenance, depreciation, consumables, or equipment rentals, which are either directly related to the fulfillment of specific contract performance obligations or indirectly contribute to the overall customer service delivery fulfillment of multiple contracts and obligations. Costs associated with change orders, unresolved contract modifications, claims to or from owners and back-charge recoveries are recorded as incurred. Revisions to estimated total costs are reflected in the Company's measure of progress.
These revisions, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit from period to period, which may have a significant impact on the Condensed Consolidated Financial Statements. At the time a loss on a contract becomes probable, the entire amount of the estimated loss is accrued. Management monitors for circumstances that may affect the accuracy of its estimates.
Disaggregation of Revenue
The Company’s revenue was derived from contracts to provide goods or services in the Engineering & Consulting and Installation & Maintenance segments. Refer to “Note 16—Segment Information” for additional information on reportable segments.
The Company disaggregates revenue by service line as management believes this category best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Service Line and Segment	2025	2024	2025	2024
Engineering & Consulting:
Engineering & Design	$110,939	$99,712	$324,166	$244,394
Program & Project Management	101,233	94,085	229,547	200,336
Total Engineering & Consulting segment	212,172	193,797	553,713	444,730
Installation & Maintenance:
Installation & Fabrication	408,717	289,428	1,018,424	873,481
Maintenance & Service	87,117	77,579	240,712	232,176
Total Installation & Maintenance segment	495,834	367,007	1,259,136	1,105,657
Revenue	$708,006	$560,804	$1,812,849	$1,550,387
For the three and nine months ended September 30, 2025, one customer of the Installation & Maintenance segment represented 10.0% and 7.5%, respectively, of the Company's revenue. No single customer accounted for more than 10% of revenue in the three and nine months ended September 30, 2024.
Contract Assets and Liabilities
Due to the nature of the Company’s performance obligations and the timing of contractual payment terms, the Company has material contract asset and liability balances.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Contract assets and contract liabilities on the Condensed Consolidated Balance Sheets consist of the following amounts (in thousands):

	September 30, 2025	December 31, 2024
Contract assets:
Contract assets, net	$234,302	$188,132
Other assets	$2,379	$2,040
Contract liabilities	$285,894	$164,130
Contract assets include $84.9 million and $78.3 million of contract retentions as of September 30, 2025 and December 31, 2024, respectively. Contract retentions included in contract assets are generally subject to substantial project completion and acceptance by the customer.
Contract assets and liabilities fluctuate based on factors that occur in the normal course of business, including the volume of projects in progress at period end, the timing of negotiated payment terms, billing frequency and other differences in payment terms relative to revenue recognition.
The increase in contract assets from December 31, 2024 to September 30, 2025 was primarily due to the increase in the Company’s volume of project activity and revenue from both Installation & Maintenance and Engineering & Consulting segments. The change in contract liabilities from December 31, 2024 to September 30, 2025 was primarily due to the timing and amount of revenue recognized.
During the three and nine months ended September 30, 2025, the Company recognized revenue of $27.2 million and $124.5 million, respectively, related to contract liabilities outstanding as of December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized revenue of $24.7 million and $142.0 million, respectively, related to contract liabilities outstanding as of December 31, 2023.
Contracts Receivable
Included in the contracts receivable balance is retention for which the Company has an unconditional right to payment and is only subject to the passage of time. Retentions included in contracts receivable as of September 30, 2025 and December 31, 2024 were $9.5 million and $9.8 million, respectively.
Remaining Performance Obligations
The Company had approximately $2,317.8 million in remaining performance obligations as of September 30, 2025, which represent the expected revenue values under contract or otherwise secured fixed-price project commitments. The Company expects to recognize approximately 75% of the remaining performance obligations within the next twelve months and the remaining approximately 25% thereafter. The majority of the remaining performance obligations after the first 12 months is expected to be recognized by September 30, 2027.
Although remaining performance obligations reflect expected revenue values that are considered to be firm, cancellations, scope adjustments or project deferrals may occur that impact the volume or the expected timing of revenue recognition.
Note 4 - Acquisitions
During the three and nine months ended September 30, 2025, the Company did not acquire any businesses, nor did the Company record material measurement period adjustments for the businesses acquired during the year ended December 31, 2024.
On October 1, 2025, the Company acquired two businesses for consideration transferred of approximately $17.0 million cash and 145,600 shares of Class A Common Stock at a price of $30.91 per share. One acquisition in the Engineering & Consulting segment expands the Company's customer base and provides additional opportunities for cross-selling. The other acquisition, which will operate in the Installation & Maintenance segment, further expands the Company's geographic footprint in mechanical services.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On November 13, 2025, the Company entered into an equity purchase agreement to acquire all of the outstanding equity of The Bowers Group, Inc. ("Bowers") for estimated consideration of approximately $475.0 million, subject to certain purchase price adjustments. The consideration consists of approximately $325.0 million in cash, $100.0 million in the form of Class A Common Stock, and an additional $50.0 million of deferred consideration to be paid at the end of 2026 in cash, shares of Class A Common Stock, or a combination, at the Company's discretion. Bowers is a mechanical contracting company based in Maryland. This acquisition adds mechanical contracting capabilities to the Company's existing electrical contracting capabilities in the mid-Atlantic region. The closing is subject to the satisfaction or waiver of customary closing conditions set forth in the equity purchase agreement. The equity purchase agreement may be terminated under certain circumstances, including if closing does not occur by March 13, 2026. The Bowers operations will be included in the Installation & Maintenance segment.
2024 Acquisitions:
On March 1, 2024, the Company acquired all of the outstanding equity of P2S LP (“P2S”). P2S is a consulting engineering, commissioning and construction management services firm based in California. This acquisition expands the Company’s services to new geographic markets and priority end markets throughout the Western United States. The P2S operations and associated goodwill are included in the Engineering & Consulting segment.
On July 1, 2024, the Company acquired all of the outstanding equity of AMA Consulting Engineers Holdings LLC (“AMA”). AMA is a consulting engineering, commissioning and construction management firm based in New York. This acquisition expands the Company’s geographic footprint, technical offerings and end markets. The AMA operations and associated goodwill are included in the Engineering & Consulting segment.
During the year ended December 31, 2024, the Company completed one other immaterial acquisition (“Other 2024 Acquisition”). The business is a part of the Engineering & Consulting segment and is an energy and sustainability advisory firm based in California. This acquisition expands the Company’s service offerings with a focus on providing sustainability services, strategy, benchmarking and reporting services to commercial real estate clients.
Total consideration transferred of $243.7 million for the 2024 acquisitions consists of the following (in thousands):

	P2S	AMA	Other 2024 Acquisition	Total
Cash	$62,520	$154,916	$3,203	$220,639
Legence Parent issuance of Legence Parent interests	20,719	—	1,381	22,100
Holdback	—	983	—	983
Total consideration transferred	$83,239	$155,899	$4,584	$243,722
Legence Parent issued 9,189 and 613 Series C Common Interests in the Company's purchase of P2S and Other 2024 Acquisition, respectively. The fair value of Legence Parent interests was estimated utilizing the OPM. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of September 30, 2025 and December 31, 2024, there was $1.0 million and $2.8 million, respectively, of holdback included in Accrued and other current liabilities on the Consolidated Balance Sheets related to 2024 acquisitions.
A summary of the purchased assets and liabilities for the 2024 acquisitions acquired at their fair value was as follows (in thousands):

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	P2S	AMA	Other 2024 Acquisition	Total
Cash	$1,330	$2,578	$—	$3,908
Accounts receivable	16,843	27,123	—	43,966
Contract assets	6,254	5,521	11	11,786
Prepaid expenses and other current assets	1,532	506	—	2,038
Property and equipment	5,074	2,605	—	7,679
Operating lease right-of-use assets	19,746	3,537	—	23,283
Goodwill	28,193	96,643	1,685	126,521
Intangible assets	37,800	46,250	3,020	87,070
Other assets	340	12,377	—	12,717
	117,112	197,140	4,716	318,968

Accounts payable	(53)	(8,891)	(33)	(8,977)
Accrued compensation and benefits	(3,963)	(4,129)	—	(8,092)
Accrued and other current liabilities	(3,966)	(2,831)	—	(6,797)
Contract liabilities	(6,238)	(9,443)	(96)	(15,777)
Current portion of operating lease liabilities	(1,313)	(850)	—	(2,163)
Current portion of long-term debt	—	(316)	—	(316)
Operating lease liabilities, net of current portion	(18,288)	(2,947)	—	(21,235)
Long-term debt, net of current portion	—	(65)	—	(65)
Other long-term liabilities	—	(11,769)	—	(11,769)
Deferred tax liabilities, net	(52)	—	(3)	(55)
	(33,873)	(41,241)	(132)	(75,246)
Net acquired assets	$83,239	$155,899	$4,584	$243,722
During the nine months ended September 30, 2025, the purchase accounting was completed for all 2024 acquisitions without any material measurement period adjustments.
In the AMA acquisition, the Company assumed uncertain tax benefits associated with consolidated VIEs, including interest and penalties, which is recorded in Other long-term liabilities on the Condensed Consolidated Balance Sheet. As of September 30, 2025, the total liability was $12.0 million. The seller agreed to indemnify the Company for the outcome of these uncertain tax liabilities. Accordingly, the Company recognized a corresponding indemnification asset in Other assets on the Condensed Consolidated Balance Sheet. As of September 30, 2025, the indemnification asset was $12.0 million.
Goodwill arising from acquisitions was derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the P2S, AMA and the Other 2024 Acquisition.
Total acquisition-related costs of $0.2 million and $5.6 million were incurred during the three and nine months ended September 30, 2024, respectively, and are included within Acquisition-related costs on the Condensed Consolidated Statements of Operations.
Supplemental Pro Forma Information
The following unaudited supplemental pro forma results of operations for Legence are presented as if 2024 acquisitions had been consummated on January 1, 2023. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands).

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Revenue	$560,804	$1,602,981
Net loss attributable to Legence	$(929)	$(5,409)
These pro forma combined historical results were adjusted for: an increase in interest expense for debt incurred by the Company to finance the transactions, increased depreciation and amortization expense due to the fair value of fixed assets and intangible assets, adjustments for operating lease right-of-use asset lease expense, and the reclassification of transaction expenses to the beginning of the respective pro forma period for each acquisition. The pro forma combined historical results do not eliminate the impact of Acquisition-related costs nor any cost savings or other synergies that may result from the acquisitions.
Results of Operations
For the three and nine months ended September 30, 2024, Revenue of $40.3 million and $64.3 million, respectively, and Net loss attributable to Legence of $(1.6) million and $(1.1) million, respectively, are included on the Condensed Consolidated Statements of Operations for the businesses acquired during the nine months ended September 30, 2024.
Note 5 - Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of Goodwill by segment (in thousands):

Carrying value of Goodwill	Engineering & Consulting	Installation & Maintenance	Total
Balance, December 31, 2024	$433,077	$348,117	$781,194
Measurement period adjustments	1,737	—	1,737
Balance, September 30, 2025	$434,814	$348,117	$782,931

Accumulated goodwill impairment
Balance, December 31, 2024	$22,855	$47,407	$70,262
Balance, September 30, 2025	$22,855	$47,407	$70,262
The Company’s identifiable intangible assets consist of the following (in thousands, except weighted-average remaining lives):

	September 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$652,315	$(194,918)	$457,397	8.6
Trade names	178,970	(74,738)	104,232	5.8
Contract backlog	4,420	(3,688)	732	0.3
	$835,705	$(273,344)	$562,361

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$652,315	$(153,262)	$499,053	9.3
Trade names	178,970	(61,137)	117,833	6.4
Contract backlog	18,745	(11,381)	7,364	0.6
	$850,030	$(225,780)	$624,250
Future amortization of intangible assets as of September 30, 2025 was as follows (in thousands):

Year ended December 31:
2025 (three months remaining)	$19,151
2026	73,634
2027	73,402
2028	73,402
2029	73,376
Thereafter	249,396
$562,361
Note 6 - Variable Interest Entities and Equity Method Investments
The Company holds interests in a number of joint ventures and other entities, some of which are VIEs. The Company consolidates a VIE when it is the primary beneficiary. For unconsolidated joint ventures, the Company accounts for its investment using the equity method.
Consolidated Variable Interest Entities
In connection with the Corporate Reorganization, Legence Corp. became the sole managing member of Legence Holdings, in which Legence Corp. operates and controls all of the business and affairs of Legence Holdings, and has the obligation to absorb losses and receive benefits from Legence Holdings. Accordingly, Legence Holdings is evaluated under the guidance for limited partnerships and similar entities in ASC 810, Consolidation, and is considered a variable interest entity. Legence Corp. has both (i) the power to direct the activities that most significantly impact Legence Holdings’ economic performance and (ii) the right to receive benefits or the obligation to absorb losses that could be significant to Legence Holdings. Accordingly, Legence Corp. is the primary beneficiary and consolidates Legence Holdings in its consolidated financial statements. The assets of Legence Holdings can only be used to settle its own obligations. Refer to “Note 12—Noncontrolling Interests”.
The Company has various contractual relationships with two professional corporations ("PCs") that provide engineering and design services in New York and California. The Company does not own any equity interest in the PCs but provides most of the administrative functions, personnel and other resources required for the PCs to fulfill contracts with their customers. The Company receives fees from the PCs for these services. The Company is the primary beneficiary of the PCs. As such, the Company consolidates the PCs within the Condensed Consolidated Financial Statements.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The table below shows the carrying amounts and classification of the PCs' assets and liabilities included on the Company's Condensed Consolidated Balance Sheets, excluding intercompany balances (in thousands):

	September 30, 2025	December 31, 2024
Cash	$3,938	$11,391
Accounts receivable, net	12,256	25,744
Contract assets, net	3,044	2,475
Total current assets	19,238	39,610
Other assets	432	467
Total assets	$19,670	$40,077

Accrued and other current liabilities	$2,542	$1,448
Contract liabilities	6,450	4,471
Total liabilities	$8,992	$5,919
The assets of the PCs can only be used to settle their own obligations. The Company and the PCs have a promissory note agreement that allows each PC to borrow up to $1.0 million from the Company; however, no amounts have been borrowed. The Company's Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, net of intercompany eliminations, are impacted by the performance of the PCs. The Company's Condensed Consolidated Financial Statements show noncontrolling interests, which represent the equity owned by the PCs' owner.
Equity Method Investments
The Company has investments in, and transactions with, a number of unconsolidated joint ventures. The investments and earnings are immaterial. In addition, the Company recognized related-party revenue from subcontracts with these joint ventures of $0.5 million and $2.5 million during the three and nine months ended September 30, 2025, respectively, and $1.6 million and $4.2 million during the three and nine months ended September 30, 2024, respectively. These amounts are included in Revenue on the Condensed Consolidated Statements of Operations.
Note 7 - Debt
Debt obligations consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Term loan	$797,772	$1,590,350
Notes payable	28,363	27,083
Finance lease liabilities	10,119	7,216
Total debt	836,254	1,624,649
Less: Current portion	(16,301)	(22,984)
Less: Unamortized debt issuance costs and discounts	(7,325)	(15,819)
Long-term debt, net of current portion	$812,628	$1,585,846
Term loan
The Company has entered into a term loan agreement (as amended from time to time) with Jefferies Finance LLC as the administrative agent for a group of lenders. The term loan matures on December 16, 2031 (as extended by an amendment subsequent to September 30, 2025), and is secured by substantially all assets of the Company, subject to customary exclusions. A portion of the term loan is held by entities associated with the Company and BX Aggregators. They are subject to the same terms described below, including interest payments, principal payments and maturity.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
On February 6, 2025, the term loan agreement was amended to reduce the interest rate and extend the maturity date of the term loan from December 16, 2027, to December 16, 2028. In connection with the amendment, the Company incurred $2.9 million of fees with third parties that are recognized in Credit agreement amendment fees on the Condensed Consolidated Statements of Operations during the nine months ended September 30, 2025.
Prior to the February 6, 2025 amendment, Secured Overnight Financing Rate ("SOFR") rate loans bore interest at SOFR plus 3.25% to 3.75% based on the Company's Consolidated First Lien Net Leverage Ratio (the "Net Leverage Ratio"), (generally defined as the ratio of indebtedness net of cash to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters), with a SOFR floor of 0.75%, plus a 0.10% credit spread adjustment. After the February 6, 2025 amendment and until October 30, 2025, SOFR rate loans bore interest at SOFR plus 2.75% to 3.25% with a SOFR floor of 0.75%, with no credit spread adjustment. Interest on SOFR rate loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer.
Prior to the February 6, 2025 amendment, base rate loans bore interest at 2.25% to 2.75% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00%, plus a 0.10% credit spread adjustment. As a result of the amendment, and until October 30, 2025, the interest was reduced to 1.75% to 2.25% plus the base rate, with no credit spread adjustment. Interest on base rate loans is payable quarterly.
Advances under the term loan agreement may be elected to be treated as either SOFR rate loans or base rate loans. For the three and nine months ended September 30, 2025, the term loan was treated as a SOFR rate loan.
On September 8, 2025, Legence Holdings and certain of its subsidiaries amended the term loan agreement to, among other things, facilitate the Corporate Reorganization.
As a result of the IPO, the interest rate for term loans, revolving credit loans and the fee rate on letters of credit was reduced by 0.25%.
On September 15, 2025, the Company used IPO proceeds and cash on hand to prepay $780.3 million of the term loan debt. In connection with the prepayment, the Company recognized a loss on debt extinguishment of $5.7 million related to previously deferred discounts and debt issuance costs. These costs are recognized in Loss on debt extinguishment in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2025.
Subsequent to September 30, 2025, on October 30, 2025, the term loan agreement was amended to extend the maturity date from December 16, 2028, to December 16, 2031. SOFR rate loans will bear interest at SOFR plus 2.25% with a SOFR floor of 0.75%. The amendment sets quarterly principal payments on the term loans of $2.0 million with the next payment due on March 31, 2026. Any remaining principal balance will be due on December 16, 2031. The Company may also be required to make additional principal payments based on its excess cash flow, as defined in the agreement.
The term loan contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants. The Company is in compliance with the financial covenants as of September 30, 2025.
Revolving line of credit
The Company has entered into a revolving line of credit agreement with Jefferies Finance LLC as the administrative agent for a group of lenders, up to $90.0 million. On November 21, 2024, the maturity date of the revolving line of credit agreement was extended from December 16, 2025 to December 16, 2026. Borrowings under the revolving line of credit agreement are secured by substantially all the assets of the Company.
Advances, including standby letters of credit, under the revolving line of credit agreement may be elected to be treated as either SOFR rate loans or base rate loans. SOFR rate loans bear interest at SOFR plus 3.50% to 4.00% based on the Company's Net Leverage Ratio, with a SOFR floor of 0%, and base rate loans bear interest at 2.50% to 3.00% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00%. Interest on base rate loans is payable quarterly. Interest on SOFR rate loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. In addition, a revolver commitment fee is payable quarterly for the unused portion of the revolving line of credit at a rate of 0.38% to 0.50% based on the Company's Net Leverage Ratio. As of September 30, 2025, the rate for the unused portion of the revolving line of credit is 0.50%. The revolving line of credit may be used to issue standby letters of credit, which reduce

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
the available borrowings. As of September 30, 2025, there were $5.2 million letters of credit outstanding under the revolving line of credit, with an interest rate of 3.88%.
As of September 30, 2025, $84.8 million was available to be borrowed under the revolving line of credit. There were no borrowings under the revolving line of credit as of September 30, 2025 or December 31, 2024.
The revolving line of credit agreement contains a springing financial maintenance covenant solely for the benefit of the revolving credit facility that requires the Net Leverage Ratio not to exceed 8.50 to 1.00. The revolving line of credit agreement generally defines this as the ratio of first lien secured indebtedness (net of cash) to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters. The springing financial maintenance covenant is only tested if, as of the last day of any fiscal quarter, the amount of loans and/or letters of credit outstanding under the revolving line of credit is greater than 35% of the aggregate revolving credit commitments. The Company has never been required to test the springing financial maintenance covenant.
Subsequent to September 30, 2025, on October 30, 2025, the revolving line of credit agreement was amended to increase the revolving line of credit capacity to $200.0 million and extend the maturity date to September 22, 2030. After the amendment, the interest rate is reduced to 2.25% for SOFR rate loans and 1.25% for base rate loans.
Notes payable
As part of the consideration transferred to acquire certain companies, the Company issued notes payable to former owners of acquired companies. The former owners are considered related parties when they are employees or Common Interests holders. The Company can prepay these notes without penalty.
The Company issued a promissory note payable in connection with a 2022 acquisition. As of September 30, 2025 and December 31, 2024, the outstanding balance was $10.5 million and $10.0 million, respectively and the carrying value was $9.9 million and $9.3 million, respectively, recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. The stated interest rate is 5.50%. All principal and interest are due at the earlier of the end of the 5-year term in 2027 or upon a sale event as defined in the note agreement.
The Company issued promissory notes payable in connection with a 2023 acquisition and a 2022 acquisition, and the holders of the promissory notes were related parties as of September 30, 2025 and December 31, 2024. As of September 30, 2025 and December 31, 2024, the outstanding balance was $13.1 million and $14.6 million, respectively, and the carrying value was $12.1 million and $13.4 million, respectively. As of September 30, 2025, $10.2 million was recorded in Long-term debt, net of current portion and $1.9 million was recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheet. As of December 31, 2024, $11.8 million was recorded in Long-term debt, net of current portion and $1.6 million was recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheet. The $1.6 million was paid during the nine months ended September 30, 2025. The remaining promissory notes have a range of stated interest rates from 5.50% - 6.00% and maturities ranging from 2026 - 2028, at which time all principal and interest are due. The promissory note related to the 2022 acquisition requires the Company to repay all principal and interest earlier if the Company undergoes a change of control as defined in the note agreement.
The Company also financed certain insurance-related payments. As of September 30, 2025 and December 31, 2024 the outstanding balance was $4.7 million with an interest rate of 7.38% and $2.1 million with an interest rate of 8.49%, respectively. The outstanding balance was included in Current portion of long-term debt on the Condensed Consolidated Balance Sheets.
Finance leases
The Company's finance leases consist primarily of vehicle leases.
Note 8 - Fair Value Measurements
The Company recognizes certain financial assets and liabilities at fair value on a recurring basis following the fair value hierarchy detailed in ASC Topic 820, Fair Value Measurement:
Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Level 2: Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.
Level 3: Inputs are unobservable inputs that reflect the reporting entity's own assumptions on which assumptions the market participants would use in pricing the asset or liability based on the best available information.
The following table presents the input level used to determine the fair value of the financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$121,383	$—	$—
Interest rate swap instruments	$—	$1,172	$—
Liabilities:
Interest rate swap instruments	$—	$1,617	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$49,217	$—	$—
Interest rate swap instruments	$—	$9,248	$—
Liabilities:
Interest rate swap instruments	$—	$137	$—
The carrying value of Cash approximates fair value due to its short-term nature.
Interest Rate Swap Instruments: Additional derivative instrument disclosures for the Company’s interest rate swaps can be found in “Note 9—Derivatives”.
For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data, including interest rate curves.
Financial Instruments Not Carried at Fair Value: The table below shows the fair value and carrying value of the term loan and promissory notes (a component of notes payable) included in Total debt as shown in "Note 7—Debt" (in thousands):

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$800,405	$792,002	$1,597,825	$1,576,502
Promissory notes	$20,085	$22,004	$19,475	$22,646
The fair value of the term loan as of September 30, 2025 and December 31, 2024 was derived by taking the mid-point of the trading prices from observable market inputs in the secondary bond market for the term loan (Level 2 measurement) and multiplying it by the outstanding face value of the term loan.
The fair value of the promissory notes as of September 30, 2025 and December 31, 2024 was calculated using a discounted cash flow methodology under the income approach, using interest rate indices, risk premiums, and adjustments for the size and subordination of the instrument (Level 3 measurement).

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The carrying value of the remaining notes payable and finance lease liabilities approximates fair value as of September 30, 2025 and December 31, 2024.
Note 9 - Derivatives
Interest Rate Swaps: The Company has multiple interest rate swap agreements designated as cash flow hedges. The Company utilizes these interest rate swap agreements to reduce exposure to fluctuations in variable interest rates for future interest payments on its term loan. The total notional amount is $785.0 million and $815.0 million as of September 30, 2025 and December 31, 2024, respectively. Failure of the interest rate swap counterparties to make payments may result in the loss of any potential benefit to the Company under the interest rate swap agreements. The Company mitigates risk of non-performance by counterparties by dealing with highly rated counterparties. The Company does not use financial instruments for trading or speculative purposes. Additional information regarding the fair value of the Company’s interest rate swaps can be found in “Note 8—Fair Value Measurements”.
The fair value of derivative instruments is presented on the Condensed Consolidated Balance Sheets, as follows (in thousands):

	Balance Sheet Location	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Interest rate swap asset (short-term)	Prepaid expenses and other current assets	$1,172	$5,861
Interest rate swap asset (long-term)	Other assets	$—	$3,387
Interest rate swap liability (short-term)	Accrued and other current liabilities	$500	$—
Interest rate swap liability (long-term)	Other long-term liabilities	$1,117	$137
The following table presents the gross changes in Accumulated Other Comprehensive Income ("AOCI") from the Company’s cash flow hedges (in thousands). Prior to the Corporate Reorganization, there was no tax impact associated with the interest rate swaps.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Beginning balance	$840	$24,673	$9,111	$22,166

Unrealized gain (loss) recognized in AOCI	172	(14,630)	(3,618)	2,207
Gain reclassified from AOCI to Interest expense	(1,457)	(7,513)	(5,938)	(21,843)
Other comprehensive loss	(1,285)	(22,143)	(9,556)	(19,636)
Ending balance	(445)	2,530	(445)	2,530
Noncontrolling interests	(197)	—	(197)	—
Accumulated (loss) gain in AOCI	$(248)	$2,530	$(248)	$2,530
For the three and nine months ended September 30, 2025 and 2024, there was no ineffectiveness recognized in earnings.
The following table provides additional details related to the interest rate swap agreements that were in effect as of September 30, 2025 (notional in thousands):

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Effective Date (1)	Maturity Date	Notional Amount (2)	Fixed Interest Rate (3)
February 28, 2023	December 31, 2026	$337,500	3.4396%
February 28, 2023	December 31, 2026	$337,500	3.3750%
January 31, 2024	December 31, 2026	$110,000 — $140,000	4.0433%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2027	$200,000	3.2480%
(1)The interest rate swaps with effective dates of December 31, 2026 were added during July 2025 and are not included in the notional amount as of September 30, 2025.
(2)For interest rate swaps with ranges, the notional amount is $140,000 from January 31, 2024 to September 14, 2025 and $110,000 from September 15, 2025 to December 31, 2026, due to a $30.0 million reduction in notional amount in connection with the debt prepayment on September 15, 2025.
(3)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
The following table provides additional details related to the interest rate swap agreements that were in effect as of December 31, 2024 (notional in thousands):

Effective Date	Maturity Date	Notional Amount (1)	Fixed Interest Rate (2)
February 28, 2023	January 31, 2025	$350,000	0.8325%
February 28, 2023	January 31, 2025	$109,000	1.1740%
February 28, 2023	January 31, 2025	$109,000	1.1732%
February 28, 2023	December 31, 2026	$53,500 —$337,500	3.4396%
February 28, 2023	December 31, 2026	$53,500 —$337,500	3.3750%
January 31, 2024	December 31, 2026	$140,000	4.0433%
(1)For interest rate swaps with ranges, the notional amount is $53,500 from January 31, 2023 to January 31, 2025 and $337,500 from February 1, 2025 to December 31, 2026.
(2)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
Note 10 - Stockholders' Equity / Member's Equity
Stockholders' Equity
Prior to the IPO, Legence Holdings was reorganized to establish the Company’s current UP-C structure, under which Legence Corp., the publicly traded entity, became the sole managing member and consolidates Legence Holdings’ financial results. In connection with the Corporate Reorganization:
•Legence Corp. became the sole managing member of Legence Holdings, providing Legence Corp. with 100% of the voting power of Legence Holdings.
•All outstanding equity interests of Legence Holdings were recapitalized into LGN A Units and LGN B Units. The number of LGN A Units corresponds on a one-for-one basis with shares of the Company’s Class A Common Stock, while the number of LGN B Units corresponds on a one-for-one basis with shares of the Company’s Class B Common Stock. As of September 30, 2025, Legence Corp. and its subsidiaries held 58,510,567 LGN A Units and Legence Parent held 46,680,762 LGN B Units.
•A noncontrolling interest was recognized to reflect the ownership of LGN B Units held by Legence Parent.
Amendment and Restatement of Certificate of Incorporation
In connection with the IPO and Corporate Reorganization, the certificate of incorporation of Legence Corp. was amended and restated to provide for the authorization of (i) 1,000,000,000 shares of Class A Common Stock, (ii) 200,000,000 shares of Class B Common Stock, and (iii) 50,000,000 shares of preferred stock, each with a par value of $0.01 per share.
Class A Common Stock

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Shares of Class A common stock have both voting and economic rights. Each share of Class A Common Stock entitles the holder to one vote per share. Shares of Class A Common Stock are entitled to dividends and pro rata distribution of remaining available assets upon liquidation. Shares of Class A Common Stock do not have preemptive, subscription, redemption or conversion rights.
Class B Common Stock
Shares of Class B Common Stock have voting but no economic rights. Holders of Class B Common Stock are entitled to one vote per share. Each share is issued for nominal consideration solely to maintain voting alignment with LGN B Units, and will be surrendered and cancelled upon the exchange of LGN B Units for shares of Class A Common Stock.
Preferred Stock
As of September 30, 2025, no shares of preferred stock were issued or outstanding. Under the Company’s Amended and Restated Certificate of Incorporation, the Board of Directors may issue shares of preferred stock in one or more series without further approval from holders of common stock. For each series, the Board has the authority to determine the number of shares and to establish the designations, powers, preferences, and rights of such shares, as well as any qualifications, limitations, or restrictions, including dividend rights, conversion or exchange features, voting rights, redemption provisions, and liquidation preferences.
Refer to "Note 1—Nature of Operations and Basis of Presentation" for a summary of Member's Equity and structure prior to the IPO and Corporate Reorganization.
Note 11 - Stock-Based Compensation
Modifications of Series A Profits Interests and Restricted Series C Common Interests
In connection with the IPO, the Company underwent a Corporate Reorganization in which the Series A Profits Interests originally issued by Legence Parent were exchanged for equivalent interests in newly created entities above the consolidated structure of the Company (refer to "Note 1—Nature of Operations and Basis of Presentation"). The Company determined the exchanges were contemporaneous and effectuated as part of the UP-C structure. The key terms and vesting conditions of the Rollover Series A Profits Interests and Rollover Restricted Series C Interests remain consistent with those of the original Series A Profits Interests and Restricted Series C Common Interests, respectively. The Corporate Reorganization resulted in a modification of the Series A Profits Interests and Restricted Series C Common Interests, the impact of which is described as follows:
•Series A Profits Interests - Time Interests: The Time Interests will continue to be remeasured at fair value at each reporting date with an offset to equity based on indirect capital contributions from the issuers (refer to “Note 2—Summary of Significant Accounting Policies"). As the modification did not result in a change to the fair value measurement approach, no incremental compensation cost was recognized during the period.
•Series A Profits Interests - Performance Interests: The modification was determined to be an improbable-to-improbable modification (“Type IV Modification”) under ASC 718. As such, the modification date fair value establishes a new measurement basis for the awards of $14.7 million. Compensation cost will be recognized based on this modified fair value when or if certain liquidity events occur.
•Series A Profits Interests - Exit Interests: The modification was determined to be a Type IV Modification under ASC 718. As such, the modification date fair value establishes a new measurement basis for the awards of $11.7 million. Compensation cost will be recognized based on this modified fair value when or if a change of control occurs.
•Restricted Series C Common Interests: The Rollover Restricted Series C Interests will continue to be remeasured at fair value at each reporting date. As the modification did not result in a change to the fair value measurement approach, no incremental compensation cost was recognized during the period.
The result of this modification established the new measurement basis for the Series A Interests and the Restricted Series C Interests.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Modifications of Series A Interests
On September 16, 2025, the Company modified the Series A Interests such that (i) the Time Interests shall be deemed vested solely for the purpose of distributions and (ii) the vesting conditions for the Performance and Exit Interests changed, including that the change of control exit condition is no longer required for the Exit Interests and vesting is now conditioned upon meeting modified conditions.
•Time Interests: The Time Interests will continue to be remeasured at fair value at each reporting date. As the modification did not result in a change to the fair value measurement approach, no incremental compensation cost was recognized during the period.
•Performance Interests: The modification was determined to be an improbable-to-improbable modification (“Type IV Modification”) under ASC 718. As such, the modification date fair value establishes a new measurement basis for the awards of $17.0 million. Compensation cost will be recognized based on this modified fair value when or if certain liquidity events occur.
•Exit Interests: The modification was determined to be a Type IV Modification under ASC 718. As such, the modification date fair value establishes a new measurement basis for the awards of $14.8 million. Compensation cost will be recognized based on this modified fair value when or if certain liquidity events occur.
Since certain liquidity events have not occurred up to September 30, 2025, no compensation expense is recorded for equity-classified Performance Interests and Exit Interests for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025, the unrecognized compensation expense related to Performance Interests and Exit Interests is approximately $17.0 million and $14.8 million, respectively. As a liquidity event is not considered probable until it occurs, the Company does not estimate the time period for the compensation expense to be recognized.
2025 Omnibus Incentive Plan
The Omnibus Incentive Plan allows the Company to issue stock options, stock appreciation rights, RSUs, performance awards and other stock-based awards or cash awards to eligible employees, non-employee directors and consultants.
RSUs represent the right to receive shares of the Company's Class A Common Stock upon vesting. Stock options are an option to purchase the Company's Class A Common Stock upon vesting at an exercise price generally equal to the stock price on the date of grant. Unexercised stock options expire ten years after the grant date and, if vested, can be exercised prior to expiration, generally subject to continued employment. RSUs and stock options granted to employees are subject to a graded service-based vesting condition, vesting in three equal installments over three years subject generally to continued employment. RSUs granted to our non-employee directors are subject to a service-based vesting condition, vesting at the earlier of one-year or the annual stockholders' meeting following the grant date, subject generally to continued service.
The following table summarizes the RSU activity during the nine months ended September 30, 2025 (in thousands, except per share data):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	—	$—
Granted	620,390	28.00
Vested	—	—
Forfeited	—	—
Outstanding as of September 30, 2025	620,390	$28.00
As of September 30, 2025, unrecognized stock-based compensation expense related to the RSUs was $17.0 million, which is expected to be recognized over a weighted-average period of 2.9 years. For the three and nine months ended September 30, 2025, the Company recognized $0.1 million and $0.2 million of stock-based compensation expense related to RSUs in Cost of revenue and Selling, general and administrative, respectively, on the Condensed Consolidated Statements of Operations.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table summarizes stock option activity during the nine months ended September 30, 2025:

	Stock Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2024	—	$—	$—
Granted	668,570	16.46	28.00
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of September 30, 2025	668,570	16.46	28.00
Vested and exercisable as of September 30, 2025	—	$—	$—
As of September 30, 2025, unrecognized stock-based compensation expense related to stock options was $10.8 million, which is expected to be recognized over a weighted-average period of 3.0 years. For the three and nine months ended September 30, 2025, the Company recognized $0.2 million of stock-based compensation expense related to stock options in Selling, general and administrative on the Condensed Consolidated Statements of Operations.
Weighted-average inputs used in the Black-Scholes option pricing model for options granted under the 2025 Omnibus Incentive Plan were as follows:

Stock price	$28.00
Expected term (in years)	6.0
Expected volatility	60.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Note 12 - Noncontrolling Interests
As noted above, Legence Corp. is the sole managing member of Legence Holdings, and the Company consolidates the financial results of Legence Holdings. Therefore, the Company reports a noncontrolling interest on the portion of net assets and income not attributable to Legence.
The following table summarizes the ownership of Legence Holdings as of September 30, 2025. There were no changes in ownership between September 12, 2025 and September 30, 2025.

	LGN Units	Ownership Percentage
Legence Corp.'s ownership of LGN A Units	58,510,567	55.62%
Legence Parent's ownership of LGN B Units	46,680,762	44.38%
Balance at end of period	105,191,329	100.00%
In addition to the LGN B Units noted above, which represents an economic interest in Legence Holdings, Legence Parent owns 46,680,762 shares of Class B Common Stock, which together, may be exchanged at the option of Legence Parent on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the 10-day volume weighted average price of the shares of Class A Common Stock at the time of exchange) as determined by the Company. If the Company elects the exchange to be settled in cash, the cash used to settle the redemption must be funded through a private sale or public offering of Class A Common Stock.
Net income (loss) attributable to Legence Holdings is attributed to the Company and the noncontrolling interest based on their relative ownership percentages. Changes in ownership that do not result in a loss of control are accounted for as equity transactions in accordance with ASC Topic 810, Consolidation.
Noncontrolling interests as presented on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflects balances and activity related to the following:

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
a.Legence Parent's ownership of Legence Holdings, as discussed above.
b.Contributions from Legence Parent for Series A Interests and Restricted Series C Interests based on the percentage that Legence Parent contributes relative to the total contributions of Series A Interests and Restricted Series C Interests from Legence Parent and Legence Parent II.
c.Noncontrolling interests for the PCs, as discussed in “Note 6—Variable Interest Entities and Equity Method Investments”.
Note 13 - Earnings Per Share
The following table sets forth the computation of basic and diluted EPS of Class A Common Stock and represents the period from September 12, 2025 to September 30, 2025, the period where the Company had Class A Common Stock and Class B Common Stock outstanding. Prior to the IPO, Legence Holdings was a single-member limited liability company and did not present earnings per share. Due to the IPO and Corporate Reorganization, the Company’s capital structure before and after the IPO is not comparable and would not be meaningful to the users of these condensed consolidated financial statements. As a result, only earnings per share for periods subsequent to the IPO are presented.

(in thousands, except per share data)	September 12, 2025 through September 30, 2025
Numerator:
Net loss	$(1,277)
Less: Net loss attributable to noncontrolling interests	(202)
Net loss attributable to Legence	$(1,075)
Denominator:
Weighted-average Class A Common Stock outstanding—basic and diluted	58,511
Net loss per share—basic and diluted	$(0.02)
The effect of potentially dilutive securities is not included in the computation of diluted EPS for the period from September 12, 2025 to September 30, 2025, as there is net loss attributable to Legence, and to do so would be anti-dilutive.
Anti-dilutive securities which could potentially dilute EPS in the future are set forth below (in thousands):

September 12, 2025 through September 30, 2025
Stock options	669
RSUs	620
LGN B Units exchangeable for Class A Common Stock	46,681
Note 14 - Tax Receivable Agreement
In connection with the IPO and Corporate Reorganization, the Company entered into the TRA with the TRA Members, which are related parties. The TRA generally provides for the payment by the Company to the TRA Members of 85% of the net cash tax savings, if any, in U.S. federal, state and local income tax the Company realizes, or is deemed to realize, as a result of the Company’s (i) allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) the utilization of certain tax attributes of the blocker entities; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings interests for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement; and (iv) certain additional tax benefits arising from payments made under the Tax Receivable Agreement. The Company retains the benefit of the remaining 15% of these cash savings, if any. Payments under the TRA are not conditioned upon any continued ownership interest in Legence Holdings or the Company.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The Company recorded an undiscounted liability of $146.5 million as of September 30, 2025 for TRA obligations that are both probable and reasonably estimable under ASC Topic 450, Contingencies. Based on the expected date of payment, the Company recorded $146.5 million in Tax receivable agreement liability as of September 30, 2025.
The timing and amount of aggregate payments under the TRA may vary based on a number of factors, including the Company’s future taxable income, future exchanges of LGN B Units for Class A Common Stock, the fair market value of assets at the time of each exchange, and the enacted tax rates applicable in the periods when deductions are realized. The Company estimates its obligation using a detailed TRA model that incorporates these variables and other assumptions, including expected exchange activity and the fair value of underlying assets.
Payments are generally due within a specified period after the filing of the Company’s federal income-tax return for the relevant taxable year. Under the TRA, interest accrues on unpaid amounts at a rate equal to the SOFR plus 100 basis points beginning on the original due date of the related tax return and continuing until payment.
If the TRA terminates early, the Company could be required to make a substantial, immediate lump-sum payment. The TRA may be terminated early at the Company’s election or will automatically accelerate upon certain events as defined in the TRA, including (i) a change of control, (ii) a material breach of the TRA, or (iii) bankruptcy or insolvency of the Company. Upon early termination or acceleration, the Company is required to make a lump-sum payment equal to the present value of all remaining expected TRA payments.
The term of the TRA continues until all related tax benefits have been utilized or expired and all required payments have been made, unless earlier terminated as described above. Because the timing and amount of realized tax savings depend on future taxable income, stock price, and exchange activity, actual TRA payments could differ materially from estimates.
As of September 30, 2025, the Company recorded a deferred tax asset of $17.2 million arising from future TRA payments. The Company assesses the realizability of deferred tax assets associated with the TRA liability, considering projected taxable income, character of the deductions, temporary differences, tax planning strategies, and recent operating results. As of September 30, 2025, the Company recorded a valuation allowance of $9.1 million. The deferred tax asset and related valuation allowance are recorded in Other assets on the Condensed Consolidated Balance Sheets. The Company continues to assess and adjust the valuation allowance each reporting period, as necessary.
Note 15 - Income Taxes
The income tax expense and effective income tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income tax expense	$4,078	$4,564	$13,662	$9,500

Effective income tax rate	91.5%	117.4%	(152.4)%	16,666.7%
The Company evaluates its estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis, adjusted for discrete events arising in each respective quarter, and applies this tax rate to ordinary income or loss to calculate the estimated tax liability or benefit. Due to the nature of the legal structure, the effective tax rate is impacted by changes in the mix of earnings because some of the pass-through earnings are taxed at the Company level or through other corporations.
For the three months ended September 30, 2025 and 2024, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to earnings incurred prior to the IPO and Corporate Reorganization from pass-through business not subject to income taxes at the Company level.
For the nine months ended September 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. Management evaluates the realizability of deferred tax assets by considering all available positive and negative evidence, including forecasted taxable income, charter of deductions, reversals of taxable temporary differences, and tax planning strategies. As of September 30, 2025, the deferred tax asset related to the Company’s investment in Legence Holdings would only be fully realized upon the sale of the Company's interest in Legence Holdings. Accordingly, a full valuation allowance has been recorded against the deferred tax asset associated with this investment. As of September 30, 2025, a partial valuation allowance was also recorded against the deferred tax asset associated with the TRA payments. Refer to "Note 14—Tax Receivable Agreement" for additional information.
On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Act also removes the deductions under Code Section 179D for energy-efficient commercial buildings, effective for properties where construction begins after June 30, 2026. Additionally, the Act eases the limitation on interest expense deductions by allowing companies to calculate their income for 163(j) purposes before deducting depreciation and amortization. The Company incorporated the estimated effects of the legislation within its financial statements for the three and nine months ended September 30, 2025, which did not have a material impact on its annualized effective tax rate. While the Company's current estimates do not result in a material impact, the ultimate effect will depend on a number of factors, including the issuance of regulatory guidance and further interpretation of the legislation. The Company will continue to monitor development and evaluate the impact of the Act on its condensed consolidated financial statements, including the effects on its deferred tax assets and liabilities, and will recognize any required adjustments in the period in which the analysis is complete and the impacts can be quantified with reasonable certainty.
Note 16 - Segment Information
The Company reports its results under two reportable segments: 1) Engineering & Consulting, and 2) Installation & Maintenance. Segments are presented according to the nature of the business activities, and reflect the Company’s consideration of financial information provided to the chief executive officer, who is the chief operating decision maker ("CODM"). The CODM primarily uses gross profit to assess performance and allocate resources, including decisions such as the annual budget review and approval, allocation of resources to hire additional key personnel, entering new markets and development of new technologies, evaluating executive performance, and determining performance-related bonus plans in each segment.
Engineering & Consulting: The Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to reduce energy usage and make buildings more sustainable and provides program and project management services for customers’ installation and retrofit projects. Within this segment, there are two primary service offerings – Engineering & Design and Program & Project Management.
Installation & Maintenance: The Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventative and corrective maintenance services for those systems. Within this segment, there are two primary service offerings – Installation & Fabrication and Maintenance & Service.
All intercompany transactions are eliminated on the Company's Condensed Consolidated Statements of Operations.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents relevant segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Engineering & Consulting	$212,172	$193,797	$553,713	$444,730
Installation & Maintenance	495,834	367,007	1,259,136	1,105,657
Revenue	$708,006	$560,804	$1,812,849	$1,550,387
Cost of revenue:
Engineering & Consulting	$144,846	$129,852	$362,623	$291,163
Installation & Maintenance	$415,101	$312,406	$1,061,789	$941,398
Gross profit:
Engineering & Consulting	$67,326	$63,945	$191,090	$153,567
Installation & Maintenance	80,733	54,601	197,347	164,259
Gross profit	$148,059	$118,546	$388,437	$317,826
The following table presents the reconciliation from Gross profit to Income (loss) before income tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross profit	$148,059	$118,546	$388,437	$317,826
Selling, general and administrative	85,887	67,199	227,814	179,848
Depreciation and amortization	24,183	25,475	75,619	70,738
Acquisition-related costs	795	154	971	5,593
Loss (gain) on sale of property and equipment	21	—	(199)	—
Equity in earnings of joint venture	(24)	(1,233)	(848)	(3,131)
Interest expense	28,183	23,707	88,228	65,392
Interest income	(1,069)	(523)	(2,588)	(4,356)
Loss on debt extinguishment	5,685	—	5,685	—
Credit agreement amendment fees	64	—	2,990	4,119
Other income, net	(123)	(121)	(268)	(434)
Income (loss) before income tax	$4,457	$3,888	$(8,967)	$57
Separate measures of Legence's assets, including capital expenditures, are not produced or utilized by management to evaluate segment performance.
Note 17 - Related Party Transactions
The Company's related party transactions include transactions with related parties and certain entities associated with the Company and BX Aggregators.
As discussed in “Note 6—Variable Interest Entities and Equity Method Investments”, the Company had related-party revenue from certain unconsolidated joint ventures.
As discussed in “Note 7—Debt”, a portion of the Company's term loan is held by entities associated with the Company and BX Aggregators. As discussed in “Note 7—Debt”, the Company issued certain related party promissory notes in connection with certain acquisitions.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
As discussed in “Note 14—Tax Receivable Agreement”, the Company entered into the TRA with TRA Members, which are related parties.
The Company has various lease agreements with entities owned by members of its management team and/or Common Interests holders.
Note 18 - Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and legal proceedings incidental to its normal business activities. When a potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined, a loss contingency is recorded. The Company also provides disclosure when it is reasonably possible that a material loss will be incurred. Although the outcome of such claims and proceedings cannot be predicted with certainty, the Company vigorously defends its position in all such matters. The Company is not aware of any known contingencies, claims or lawsuits that will have a material effect on its financial position, results of operations or cash flows other than those described herein.
Insurance
The Company carries various insurance policies to address identified risks of loss including cyber, general liability, worker’s compensation, automobile liability and professional liability risks. As of September 30, 2025 and December 31, 2024, a liability for known and expected but not yet reported claims of $3.0 million and $2.6 million, respectively, was reflected in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated by management.
The Company is self-insured for its medical coverage. The Company is responsible for the first $0.3 million of claims for each participant enrolled in the medical coverage plan. Any claims exceeding $0.3 million are covered through a stop-loss insurance plan. A liability for expected but not yet reported claims in the amount of $2.3 million and $1.3 million was reflected in Accrued compensation and benefits on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, respectively.
Surety
As a requirement under certain contracts, various Legence subsidiaries procure performance and payment bonds through surety underwriters. As a condition for having surety companies write bonds on Legence subsidiaries' behalf, Legence enters into indemnification agreements with the surety companies. Total outstanding bonds were approximately $461.4 million and $384.2 million as of September 30, 2025, and December 31, 2024, respectively.
Customer Guarantees
As part of its normal course of business, the Company offers guaranteed energy savings to customers under certain contracts. As of September 30, 2025 and December 31, 2024, total guarantees were $312.6 million and $308.2 million, respectively. Historically, the Company has not incurred material losses in connection with these guarantees. Further, management is not aware of any changes in the ability of the Company to meet these guarantees and does not expect to incur significant losses related to these guarantees in the foreseeable future.
Letters of Credit
As discussed in “Note 7—Debt”, the standby letters of credit are secured through the revolving line of credit. As of both September 30, 2025 and December 31, 2024, the Company had $5.2 million in standby letters of credit primarily related to the deductibles of insurance policies.
Tax Receivable Agreement
Amounts payable under the TRA are accounted for in accordance with ASC Topic 450, Contingencies. Refer to "Note 14—Tax Receivable Agreement" for additional information.
Note 19 - Other Financial Information

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Accounts receivable, net consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Contracts receivable, net	$583,834	$441,109
Accounts receivable—other	4,599	7,501
Accounts receivable, net	$588,433	$448,610
Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$22,179	$18,909
Inventories	10,912	10,247
Deferred contract costs	4,775	3,489
Interest rate swaps	1,172	5,861
Prepaid expenses and other current assets	$39,038	$38,506
Condensed Consolidated Statements of Cash Flows Information
Additional cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest and taxes
Interest paid, net of interest rate swaps(1)	$84,089	$61,813
Income taxes paid, net of refunds	$14,992	$13,396
Non-cash investing activities
Property and equipment additions included in Accounts payable	$1,404	$(385)
Non-cash financing activities
Deferred offering costs included in Accounts payable	$6,050	$—
Deferred offering costs included in Accrued and other current liabilities	$990	$—
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	$3,191	$—
Contribution from Legence Parent II for Series A Interests	$1,884	$—
Supplemental non-cash lease information
Right-of-use assets obtained in exchange for new operating lease liabilities - related parties(2)	$—	$3,429
Right-of-use assets obtained in exchange for new operating lease liabilities(2)	$26,444	$31,356
Right-of-use assets obtained in exchange for new finance lease liabilities	$5,631	$3,743
Right-of-use asset modifications for operating leases	$2,026	$2,727
Non-cash financing activities related to IPO and Corporate Reorganization
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	$36,358	$—
TRA liability recognized	$146,474	$—
Deferred tax asset, net of valuation allowance, recognized in connection with the TRA liability	$8,401	$—

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
(1)The Company classifies the cash flows resulting from its interest rate swaps in Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows consistent with the interest that is hedged. Refer to “Note 9—Derivatives” for additional information on the Company's interest rate swaps.
(2)Includes right-of-use assets acquired. Refer to “Note 4—Acquisitions”.
Refer to “Note 4—Acquisitions” for disclosure of non-cash financing of acquisitions through issuance of Common Interests.
Note 20 - Subsequent Events
Refer to "Note 4—Acquisitions" for subsequent acquisitions and "Note 7—Debt" for a subsequent amendment to the Company's term loan agreement and revolving line of credit agreement. Other than these items, the Company determined no subsequent events were required to be recognized or disclosed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and our Consolidated Financial Statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and in our final prospectus, dated September 11, 2025, filed with the U.S Securities and Exchange Commission (the “Commission”) pursuant to Rule 424(b)(4) of the Securities Act of 1933, as amended, on September 15, 2025 (the "Prospectus") and filed in connection with our initial public offering ("IPO"). In addition to historical consolidated financial information, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Cautionary Statement Regarding Forward-Looking Statements” and “Part II. Other Information, Item 1A. Risk Factors” that appear elsewhere in this Quarterly Report and under “Cautionary Statement Regarding Forward-Looking Statements” and "Risk Factors" in the Prospectus. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. Unless otherwise indicated, the following management's discussion and analysis reflects the historical results of operations and financial position of Legence Holdings LLC prior to the IPO and the series of organizational transactions completed in connection therewith (the "Corporate Reorganization") and that of Legence Corp. and its consolidated subsidiaries, including Legence Holdings LLC, following the completion of the Corporate Reorganization and the IPO.
Overview
We are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. We focus on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education. We specialize in designing, fabricating and installing complex HVAC, process piping and other mechanical, electrical and plumbing (“MEP”) systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities to make them more energy efficient and sustainable. Our clients include large technology and industrial companies and public sector institutions who contract with us directly to provide services, as well as intermediaries such as architects and general contractors who subcontract MEP services to us as part of a larger project.
Recent Developments
On September 11, 2025, our registration statement on Form S-1 related to our IPO was declared effective by the Commission, and our Class A common stock ("Class A Common Stock") began trading on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “LGN” on September 12, 2025. Our IPO was completed on September 15, 2025. The Company sold 29,487,627 shares, including the partial exercise of the underwriters’ option to purchase additional shares, of its Class A Common Stock at a public offering price of $28.00 per share. Legence Corp. received net proceeds from the IPO of $780.2 million, net of underwriting discounts and commissions. Legence Corp. contributed the proceeds from the IPO in exchange for newly issued limited liability common equity interests in Legence Holdings and Legence Holdings used the net proceeds to pay outstanding offering costs and repay outstanding debt.
In connection with the IPO, the Company completed the Corporate Reorganization and entered into a tax receivable agreement (the “TRA”).
The results of operations discussed in this report include those of Legence Holdings LLC prior to the Corporate Reorganization and the IPO and that of Legence Corp. and consolidated subsidiaries, including Legence Holdings LLC, following the completion of the Corporate Reorganization and the IPO. As a result, the unaudited condensed consolidated financial information may not give you an accurate indication of what our actual results would have been if the Corporate Reorganization and the IPO had been completed at the beginning of the periods presented, or be indicative of the results that will be realized for the year ended December 31, 2025, or for any future period.
Please refer to “Item 1. Financial Statements, Note 1—Nature of Operations and Basis of Presentation” in Notes to Condensed Consolidated Financial Statements for additional information related to the IPO, Corporate Reorganization, and related transactions.

Disaggregation of Revenue
The contribution to our revenue by building type and client end market is as follows (dollars in thousands):

	Three Months Ended September 30,
	2025		2024
	$	%	$	%
Revenue by Building Type
Existing building	$414,200	58.5%	$400,952	71.5%
New building	293,806	41.5%	159,852	28.5%
Revenue	$708,006	100.0%	$560,804	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$294,358	41.6%	$179,229	32.0%
Life sciences & healthcare(3)	125,743	17.8%	94,417	16.8%
Education(4)	133,788	18.9%	121,332	21.6%
Mixed-use(5)	26,275	3.7%	40,704	7.3%
State & local government(6)	30,436	4.3%	24,089	4.3%
Other(7)	97,406	13.7%	101,033	18.0%
Revenue	$708,006	100.0%	$560,804	100.0%

	Nine Months Ended September 30,
	2025		2024
	$	%	$	%
Revenue by Building Type
Existing building	$1,141,126	62.9%	$1,034,366	66.7%
New building	671,723	37.1%	516,021	33.3%
Revenue	$1,812,849	100.0%	$1,550,387	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$709,871	39.2%	$515,602	33.3%
Life sciences & healthcare(3)	339,061	18.7%	252,775	16.3%
Education(4)	337,361	18.6%	309,845	20.0%
Mixed-use(5)	92,465	5.1%	118,442	7.6%
State & local government(6)	75,090	4.1%	67,423	4.3%
Other(7)	259,001	14.3%	286,300	18.5%
Revenue	$1,812,849	100.0%	$1,550,387	100.0%
(1)The information provided in the table under “Revenue by Client End Market” represents the revenue generated from clients in each of the end markets indicated in that period; provided, that where the client is a lessor, we use the lessee’s end market.
(2)Includes facilities housing servers, networking equipment, systems critical for storing and managing data, operational facilities for internet service providers, software companies, IT development hubs, AI development facilities, and high-precision manufacturing plants producing semiconductor chips and electronics.
(3)Includes facilities supporting life sciences research and development, pharmaceutical manufacturing and healthcare facilities providing inpatient and outpatient health services.
(4)Includes kindergarten through twelfth grade education facilities, as well as colleges, universities and research facilities.
(5)Includes buildings or complexes combining commercial and retail.

(6)Includes facilities owned or operated by state and municipal government agencies to the extent not otherwise included in the education client end market.
(7)Includes a variety of other industries such as precision manufacturing, aerospace & defense, energy, agriculture, multi-family, hospitality & entertainment, among others, as well as the federal government. Revenues from the federal government were approximately 2% of revenues for all periods presented.
Business Segments
We operate through two segments: Engineering & Consulting and Installation & Maintenance.
Engineering & Consulting
Our Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to help reduce energy usage and make buildings more sustainable and provides program and project management services for clients’ installation and retrofit projects. Our Engineering & Consulting segment has two principal service offerings:
•Engineering & Design. We provide planning, design and engineering services for HVAC, process piping and other MEP systems in both new and existing buildings. We also develop strategies for building owners and operators to help reduce their utility consumption and make their operations more sustainable and resilient.
•Program & Project Management. We provide comprehensive program and project management services, including facility condition and operational assessments, space utilization and capacity analyses, funding source identification and construction management. For certain clients, we provide design-build services through energy savings performance contracts ("ESPC") for building retrofits. Under ESPC contracts, financing sources provide the funds required to pay us for the upgrades and receive a portion of the client’s energy savings to recoup their investment and generate a return.
Installation & Maintenance
Our Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventative and corrective maintenance services for those systems. Our Installation & Maintenance segment has two principal service offerings:
•Installation & Fabrication. We provide HVAC, electrical, plumbing, process and control system installations, refurbishments and renovations in technically demanding new and existing buildings. We perform both “design-build” and “plan and specification” (“P&S”) projects. Under design-build projects, we provide the design for the project and install it. Under P&S projects, our client is responsible for designing the project and we install it to their specifications. For certain jobs, we also fabricate customized components that are not readily available for purchase from other third-party vendors or provide modular construction services based on a client’s specifications.
•Maintenance & Service. We provide preventative maintenance, emergency repair and break-fix services over the life of a building’s mechanical systems. Our services include regular inspections and maintenance to prevent downtime; responding to calls and sending technicians onsite to repair a system failure or malfunction; and other complementary services such as facility energy analysis, automation and optimization, system certification and testing. We typically provide preventative maintenance services under annual or longer-term agreements that range from one to five years. The majority of these services are provided using a cost-plus contract type.
Key Factors Affecting Our Performance
We believe that our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those described below and in the information contained or referenced under "Part II. Other Information, Item 1A. Risk Factors” below and under the heading "Risk Factors" in the Prospectus.

Commercial Construction Activity
Demand for our services depends in part on commercial construction activity, which is subject to business and economic cycles. We typically see greater demand for our services when the economy is growing and interest rates are stable or falling because these conditions encourage businesses to invest in their facilities. We typically see less demand for our services when the economy is contracting and interest rates are rising. To mitigate the impact of downturns in the economy on our business, we have focused on sectors with strong secular growth that we believe are less sensitive to macroeconomic conditions, including technology, life sciences and education, and on services that help clients reduce their energy costs because we believe cost reduction is attractive to clients in all economic environments.
Investment in Technology and Related Infrastructure
We derive a significant portion of our revenues from technology companies, and demand for our services depends, in part, on technology companies making continued investments in their facilities. Investment in technology is subject to a number of factors, including the frequency and nature of innovations, whether or not developing or implementing those innovations requires new physical infrastructure and the availability of capital to fund investments in that infrastructure.
Service Mix
The margin we earn can vary significantly based on the type of service we perform, the size of the job as well as other factors. We typically earn higher margins on engineering, consulting and maintenance services than we earn on installation and fabrication services and higher margins on smaller jobs than we earn on larger jobs. Our overall margins can vary between quarters based on service mix in the period.
Labor Costs and Productivity
Our largest expense is the wages and salaries of our employees. Our margins depend on our ability to accurately estimate the amount of labor that each job will require because our customer contracts are typically fixed-price. We have a long track record of accurately estimating our job costs.
Subcontractor and Equipment Expenses
We subcontract certain scopes of work to third parties, particularly in our Program & Project Management service line within our Engineering & Consulting segment. We record the amounts we pay to subcontractors as subcontractor expense in our cost of revenue.
We also purchase certain types of equipment that we install in our clients’ facilities, including chillers, heat pumps, packaged HVAC systems, pumps, valves and switchgear, primarily in our Installation & Fabrication service line within our Installation & Maintenance segment. We record the amounts we pay for equipment in our cost of revenue.
We may pass both subcontractor and equipment costs on directly to our customers as a specific line item or incorporate them into our overall price for the job. Variability in the amount of subcontracting that we do, subcontractor pricing, equipment purchases, including equipment that is fabricated in-house, and associated markups can impact our margins. Generally, these markups may not be as large as the markup on our labor and, therefore, the volume of subcontractor and equipment costs can also impact our margins.
The following table presents our subcontractor and equipment expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Subcontractor Expense	$138,272	$117,172	$325,938	$260,445
Equipment Expense	$172,722	$107,898	$407,045	$334,115

Acquisitions
We have a pipeline of acquisition opportunities and intend to continue to pursue acquisitions as part of our strategy to increase our scale, expand existing or acquire new capabilities, access new clients, or broaden our geographic reach. While we target acquisitions that will enhance our growth and profitability, they may add redundant operating expenses in the short-term. Our ability to successfully execute strategic acquisitions depends upon a number of factors, including sustained execution of a disciplined acquisition strategy and our ability to effectively integrate acquired companies or assets into our business.
Effects of Seasonality
Our revenues are subject to seasonal fluctuations, particularly in regions with colder winter climates and areas prone to extreme weather events, such as wildfires, storms, flooding, and hurricanes. We generally see greater levels of activity in the spring and summer months than we do in the winter months due to reduced construction activity during inclement weather and less use of air conditioning during colder months. Activity in our business also fluctuates with the academic calendar, as most schools and colleges prefer to have work performed on their facilities when classes are not in session, which drives increased revenue from education clients during the second and third quarters of the year. Additionally, activity levels in our business can be affected by state and local government spending cycles and fiscal calendars, which can be impacted by a wide variety of factors. Consequently, we may occasionally experience consecutive quarterly declines in revenues or earnings that are not indicative of the future performance of our business.
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results and liquidity, such as the impact of tariffs, supply chain challenges and geopolitical tensions. Import duties, tariffs and other import restrictions restrict the global supply of, and raise prices for, supplies needed for our business. In addition, the imposition of tariffs on certain foreign goods and the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies may adversely impact demand for our services, our costs, our customers and the U.S. economy. The impact to our future operations and results of operations as a result of these global trends remains uncertain and we may face challenges including increases in costs for logistics and supply chains, intermittent supplier delays and shortages of certain components needed for our business, such as HVAC equipment, electrical equipment, steel and aluminum. These tariffs, restrictions and strained trade relations may affect our ability to source materials and products, potentially leading to increased costs and operational challenges and decreased demand for our offerings. We are closely monitoring the regulatory environment and actions of the current U.S. administration that could impact our business.
From time to time, as a result of macroeconomic conditions, we have been impacted by inflation, including escalating transportation, commodity and other supply chain costs and disruptions. We continue to monitor macroeconomic conditions to remain flexible and to optimize and enable our business to evolve as appropriate to address the challenges presented from these conditions. If our costs are subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations or financial condition.

Results of Operations
For the Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
A summary of our consolidated results of operations, selected data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Three Months Ended September 30,		Year over Year Change
	2025	2024
	$	$	$	%
Revenue	$708,006	$560,804	$147,202	26.2%
Cost of revenue	559,947	442,258	117,689	26.6%
Gross profit	148,059	118,546	29,513	24.9%
Selling, general and administrative	85,887	67,199	18,688	27.8%
Depreciation and amortization	24,183	25,475	(1,292)	(5.1)%
Acquisition-related costs	795	154	641	416.2%
Loss on sale of property and equipment	21	—	21	*
Equity in earnings of joint venture	(24)	(1,233)	1,209	(98.1)%
Income from operations	37,197	26,951	10,246	38.0%
Interest expense	28,183	23,707	4,476	18.9%
Interest income	(1,069)	(523)	(546)	104.4%
Loss on debt extinguishment	5,685	—	5,685	*
Credit agreement amendment fees	64	—	64	*
Other income, net	(123)	(121)	(2)	1.7%
Total other expense, net	32,740	23,063	9,677	42.0%
Income before income tax	4,457	3,888	569	14.6%
Income tax expense	4,078	4,564	(486)	(10.6)%
Net income (loss)	379	(676)	1,055	*
Net income attributable to noncontrolling interests	955	407	548	134.6%
Net loss attributable to Legence	$(576)	$(1,083)	$507	(46.8)%

*Not meaningful.

Revenue
Revenue increased $147.2 million, or 26.2%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our revenue by reportable segment and primary service line as well as the dollar and percentage change from the prior year (dollars in thousands):

	Three Months Ended September 30,				Year over Year Change
	2025		2024
	$	%	$	%	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$110,939	15.7%	$99,712	17.8%	$11,227	11.3%
Program & Project Management	101,233	14.3%	94,085	16.8%	7,148	7.6%
Total Engineering & Consulting segment	212,172	30.0%	193,797	34.6%	18,375	9.5%
Installation & Maintenance
Installation & Fabrication	408,717	57.7%	289,428	51.6%	119,289	41.2%
Maintenance & Service	87,117	12.3%	77,579	13.8%	9,538	12.3%
Total Installation & Maintenance segment	495,834	70.0%	367,007	65.4%	128,827	35.1%
Revenue	$708,006	100.0%	$560,804	100.0%	$147,202	26.2%
Engineering & Consulting: Engineering & Consulting segment revenue increased $18.4 million, or 9.5%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by higher demand in the Engineering & Design service line revenue, primarily from state & local government and life sciences & healthcare clients, and higher demand in the Program & Project Management service line revenue, primarily from hospitality & entertainment clients within Other, partially offset by lower revenue from state & local government, education, and mixed-use clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased by $128.8 million, or 35.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, driven by greater demand in the Installation and Fabrication service line, primarily from data centers & technology as well as life sciences & healthcare clients, partially offset by lower revenue from mixed-use clients and hospitality & entertainment clients within Other. Additionally, the revenue increase in our Maintenance & Service business was primarily due to strong demand from data centers & technology as well as life sciences & healthcare clients.
Gross Profit
Gross profit increased $29.5 million, or 24.9%, during the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our gross profit by reportable segment (dollars in thousands):

	Three Months Ended September 30,				Year over Year Change
	2025		2024
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$67,326	31.7%	$63,945	33.0%	$3,381	5.3%	(1.3)%
Installation & Maintenance segment	80,733	16.3%	54,601	14.9%	26,132	47.9%	1.4%
Gross profit	$148,059	20.9%	$118,546	21.1%	$29,513	24.9%	(0.2)%

Engineering & Consulting: The $3.4 million, or 5.3%, increase in gross profit for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was driven by organic revenue growth, partially offset by a slightly lower gross margin. The modest decrease in gross margin was driven by a higher percentage of subcontractor expenses and lower margin in our Engineering & Design service line, primarily from life sciences & healthcare and education clients, partially offset by a modest revenue mix shift towards the Engineering & Design service line.
Installation & Maintenance: The $26.1 million, or 47.9%, increase in gross profit for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 was primarily driven by strong revenue growth in both the Installation & Fabrication and Maintenance & Service service lines as well as higher margins in the Installation & Fabrication service line, driven by strong project execution, partially offset by a revenue mix shift towards the lower margin Installation & Fabrication service line.
Selling, General & Administrative
Selling, general and administrative expenses increased $18.7 million during the three months ended September 30, 2025 compared to the three months ended September 30, 2024, primarily driven by $12.0 million in compensation expense largely due to an increase in fair value of profits interest awards as well as higher headcount. The remaining increase in selling, general and administrative expenses of $6.7 million is primarily attributable to professional fees related to the preparation of our IPO as well as increases in IT software and subscriptions.
Depreciation and Amortization
The decrease in depreciation and amortization is primarily attributable to the runoff of contract backlog intangible assets from recent acquisitions.
Interest Expense
The increase in interest expense is primarily attributable to higher average borrowings during the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Loss on debt extinguishment
The loss on debt extinguishment is due to accelerated amortization of debt issuance costs related to the early debt payment of $780.3 million during the three months ended September 30, 2025.
Income Tax Expense
Income tax expense was $4.1 million for the three months ended September 30, 2025, and resulted in an effective tax rate of 91.5%, as compared to an income tax expense of $4.6 million for the three months ended September 30, 2024 and an effective tax rate of 117.4%. For the three months ended September 30, 2025 and 2024, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to earnings incurred prior to the IPO and Corporate Reorganization from pass-through business not subject to income taxes at the Company level.

Results of Operations
For the Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
A summary of our consolidated results of operations, selected data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Nine Months Ended September 30,		Year over Year Change
	2025	2024
	$	$	$	%
Revenue	$1,812,849	$1,550,387	$262,462	16.9%
Cost of revenue	1,424,412	1,232,561	191,851	15.6%
Gross profit	388,437	317,826	70,611	22.2%
Selling, general and administrative	227,814	179,848	47,966	26.7%
Depreciation and amortization	75,619	70,738	4,881	6.9%
Acquisition-related costs	971	5,593	(4,622)	(82.6)%
Gain on sale of property and equipment	(199)	—	(199)	*
Equity in earnings of joint venture	(848)	(3,131)	2,283	(72.9)%
Income from operations	85,080	64,778	20,302	31.3%
Interest expense	88,228	65,392	22,836	34.9%
Interest income	(2,588)	(4,356)	1,768	(40.6)%
Loss on debt extinguishment	5,685	—	5,685	*
Credit agreement amendment fees	2,990	4,119	(1,129)	(27.4)%
Other income, net	(268)	(434)	166	(38.2)%
Total other expense, net	94,047	64,721	29,326	45.3%
(Loss) income before income tax	(8,967)	57	(9,024)	*
Income tax expense	13,662	9,500	4,162	43.8%
Net loss	(22,629)	(9,443)	(13,186)	139.6%
Net income attributable to noncontrolling interests	4,430	407	4,023	988.5%
Net loss attributable to Legence	$(27,059)	$(9,850)	$(17,209)	174.7%

*Not meaningful.

Revenue
Revenue increased $262.5 million, or 16.9%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is attributable to the results of our operating segments, which are discussed below.

The following table presents our revenue by reportable segment and primary service line as well as the dollar and percentage change from the prior year (dollars in thousands):

	Nine Months Ended September 30,				Year over Year Change
	2025		2024
	$	%	$	%	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$324,166	17.9%	$244,394	15.8%	$79,772	32.6%
Program & Project Management	229,547	12.6%	200,336	12.9%	29,211	14.6%
Total Engineering & Consulting segment	553,713	30.5%	444,730	28.7%	108,983	24.5%
Installation & Maintenance
Installation & Fabrication	1,018,424	56.2%	873,481	56.3%	144,943	16.6%
Maintenance & Service	240,712	13.3%	232,176	15.0%	8,536	3.7%
Total Installation & Maintenance segment	1,259,136	69.5%	1,105,657	71.3%	153,479	13.9%
Revenue	$1,812,849	100.0%	$1,550,387	100.0%	$262,462	16.9%
Engineering & Consulting: Engineering & Consulting segment revenue increased by $109.0 million, or 24.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Approximately 75% of the revenue increase in the Engineering & Consulting segment resulted from the impact of acquisitions completed in 2024. The remaining increase was driven by higher demand in the Engineering & Design service line, primarily from life sciences & healthcare and education clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased by $153.5 million, or 13.9%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, driven by $144.9 million of incremental revenue from the Installation & Fabrication service line. The revenue increase in the Installation & Fabrication service line is primarily due to greater demand from data center & technology as well as life sciences & healthcare clients, partially offset by lower demand from mixed-use clients and hospitality & entertainment clients within Other.
Gross Profit
Gross profit increased by $70.6 million, or 22.2%, during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our gross profit by reportable segment (dollars in thousands):

	Nine Months Ended September 30,				Year over Year Change
	2025		2024
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$191,090	34.5%	$153,567	34.5%	$37,523	24.4%	—%
Installation & Maintenance segment	197,347	15.7%	164,259	14.9%	33,088	20.1%	0.8%
Consolidated gross profit	$388,437	21.4%	$317,826	20.5%	$70,611	22.2%	0.9%
Engineering & Consulting: The $37.5 million, or 24.4%, increase in gross profit for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to higher revenue from the impact of acquisitions completed in 2024, a revenue mix shift towards the Engineering & Design service line, and greater efficiency in customer fulfillment support costs.
Installation & Maintenance: The $33.1 million, or 20.1%, increase in gross profit for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 was primarily attributable to higher revenue and margins from our Installation & Fabrication service line, driven by strong project execution, partially offset by higher customer fulfillment support costs and a revenue mix shift towards our lower margin Installation & Fabrication service line.
Selling, General & Administrative
Selling, general and administrative expenses increased by $48.0 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. Selling, general and administrative expenses for the nine months ended September 30, 2025 includes approximately $12.5 million related to acquisitions completed in 2024. Compensation expense increased $16.5 million compared to the prior period largely due to an increase in fair value of profits interest awards as well as higher headcount. The remaining increase in selling, general and administrative expenses of $19.0 million is primarily attributable to professional fees related to the preparation of our IPO as well as increases in IT software and subscriptions.
Depreciation and Amortization
The increase in depreciation and amortization is attributable to a $2.5 million increase in the depreciation of property and equipment and a $2.4 million increase in the amortization of intangible assets, primarily from the impact of acquisitions completed during 2024.
Interest Expense
The increase in interest expense is primarily attributable to higher average borrowings during the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Loss on debt extinguishment
The loss on debt extinguishment is due to accelerated amortization of debt issuance costs related to the early debt payment of $780.3 million during the nine months ended September 30, 2025.
Income Tax Expense
Income tax expense was $13.7 million for the nine months ended September 30, 2025, and resulted in an effective tax rate of negative 152.4%, as compared to an income tax expense of $9.5 million for the nine months ended September 30, 2024 and an effective tax rate of 16,666.7%. For the nine months ended September 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level. For the nine months ended September 30, 2024, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.
Liquidity and Capital Resources
Overview
As of September 30, 2025 and December 31, 2024, our primary sources of liquidity included cash and cash equivalents of $176.0 million and $81.2 million, respectively, and $84.8 million available to be borrowed under the revolving credit facility and cash flows from operations as of September 30, 2025 and December 31, 2024. Our revolving credit facility capacity was increased on October 30, 2025 (see "Debt" below). We expect our primary sources of liquidity to be cash flows from operations, borrowings incurred under our revolving credit facility or proceeds from offerings of debt or equity securities. Access to additional liquidity, such as a further increase in the capacity under our existing revolving credit facility or a new financing arrangement, will be dependent upon our future financial position and debt market conditions. Refer to "Recent Developments" above for information related to our IPO.

To date, our primary uses of capital have included funding working capital, capital expenditures for equipment used in our business, acquisitions and refinancing or repayment of debt and associated interest. Although our capital expenditures have historically been low relative to our revenues, we expect an increase in future periods due to our investment in fabrication capacity expansion within our Installation & Maintenance segment.
Although we cannot provide any assurance that our cash flows from operations will be sufficient to fund our operations or that additional capital will be available to us on acceptable terms, or at all, we believe our primary sources of liquidity are sufficient to fund our ongoing working capital, investing and financing requirements for at least the next twelve months and beyond. In the event that we require additional capital, we may seek to raise funds at any time through equity, equity-linked arrangements and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition would be adversely affected. See the section titled “Risk Factors” for additional information.
Cash Flows
The information presented below was derived from our Condensed Consolidated Statements of Cash Flows within the Condensed Consolidated Financial Statements and summarizes cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$162,124	$23,229
Investing activities	(24,961)	(232,700)
Financing activities	(42,296)	199,858
Increase (decrease) in cash and cash equivalents	$94,867	$(9,613)
Please refer to the supplemental cash flow information included in “Item 1. Financial Statements, Note 19—Other Financial Information” in Notes to Condensed Consolidated Financial Statements for further details.
Operating Activities
Cash flow from operating activities is primarily influenced by the level of revenue we generate and the gross profit we earn on that revenue. It is also influenced by the timing of working capital investment associated with the services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Our management strives to negotiate payment terms that minimize the working capital investment that we are required to make in connection with large projects. Additionally, changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors may affect customer spending and, thus, impact cash flows from operating activities. We typically require the most working capital during the second half of the year as activity levels increase in the spring and summer months and less working capital in the first half of the year as activity levels decrease and we receive final payments on completed jobs.
Cash flows provided by operating activities increased by $138.9 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase mainly reflects fluctuations in the primary components of working capital, as detailed in the Condensed Consolidated Statements of Cash Flows. Operating cash flows from contract liabilities increased by $140.9 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased billings net of recognized revenue. Operating cash flows from accounts payable increased by $84.6 million during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to increased business activity and timing of payments. Additionally, operating cash flows from accrued and other current liabilities increased by $31.7 million, primarily because there were no payments of contingent consideration during the nine months ended September 30, 2025 compared to $32.6 million during the nine months ended September 30, 2024. These increases are partially offset by a $152.0 million net decrease in operating cash flows from accounts receivable and contract assets during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The change in accounts receivable and contract assets is primarily driven by higher revenue and the timing of billing and collection. The impact of adjustments for non-cash items was mostly offsetting in nature and is detailed on the Condensed Consolidated Statements of Cash Flows.
Investing Activities
Cash flows used in investing activities primarily consist of payments for the acquisition of businesses, capital expenditures and proceeds from the sale of property and equipment.
Cash flows used in investing activities decreased by $207.7 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease is primarily attributable to consideration paid for acquisitions of $220.1 million during the nine months ended September 30, 2024.
Financing Activities
Financing cash flows primarily consist of the issuance and repayment of short-term and long-term debt, debt issuance costs, contingent earnouts from acquisitions, financing lease payments, and cash distributions and contributions to and from Legence Parent.
For the nine months ended September 30, 2025, cash used in financing activities was $42.3 million, compared to cash provided by financing activities of $199.9 million for the nine months ended September 30, 2024. The $242.2 million decrease in cash flows from financing activities is primarily attributable to term loan borrowings of $250.0 million during the nine months ended September 30, 2024. Additionally, for the nine months ended September 30, 2025, we made $21.2 million of payments for deferred offering costs. These changes were partially offset by a decrease of $32.4 million related to payments of contingent consideration during the nine months ended September 30, 2024. During the nine months ended September 30, 2025, the Company received $780.2 million of net IPO proceeds and used those proceeds to pay outstanding offering costs and prepay a portion of the term loan, which had a net zero impact on cash flows from financing activities.
Debt
The ensuing discussion is not a complete description of all of the terms of our significant debt instruments. Please refer to “Note 7—Debt” and “Note 17—Related Party Transactions” in Notes to Condensed Consolidated Financial Statements included in "Item 1. Financial Statements" for further information.
Credit Agreement
On December 16, 2020, Legence Intermediate and Legence Holdings entered into that certain credit agreement, by and among, Legence Intermediate, as holdings, Legence Holdings, as the borrower, the guarantors from time to time party thereto, Jefferies Finance LLC, as administrative agent and the other parties from time to time party thereto (as amended from time to time, the “Credit Agreement”), which provided for (a) a term loan credit facility, (b) a delayed draw term loan credit facility and (c) a revolving credit facility. The obligations under the Credit Agreement are secured by substantially all assets of Legence Holdings and its subsidiaries, subject to customary exclusions.
On February 6, 2025, the Credit Agreement was amended to, among other things, reduce the interest rate and extend the maturity date of the term loan from December 16, 2027, to December 16, 2028.
On September 8, 2025, Legence Holdings and certain of its subsidiaries amended the Credit Agreement to, among other things, facilitate the Corporate Reorganization.
On September 15, 2025, the Company used IPO proceeds and cash on hand to prepay $780.3 million of the term loan debt, which reduced the outstanding term loan balance to $797.8 million as of September 30, 2025.
On October 30, 2025, Legence Holdings and certain of its subsidiaries amended the Credit Agreement (“Amendment No. 11”) to, among other things, refinance and replace the previously existing (i) $798.0 million term loan facility with a $798.0 million term loan facility that extends the maturity date by three years to December 16, 2031 and reduces its applicable interest rate by 25 basis points to the Secured Overnight Financing Rate (“SOFR”) plus 2.25% and (ii) $90.0 million revolving credit facility with a $200.0 million revolving credit facility that extends its maturity date by approximately four years to September 22, 2030 and sets its applicable interest rate at SOFR plus 2.25%, in alignment with the replacement term loan credit facility.
The Company may also be required to make additional principal payments based on its excess cash flow, as defined in the agreement.
Under the terms of the Credit Agreement, Legence Holdings and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain conditions.
The Credit Agreement contains a springing financial maintenance covenant solely for the benefit of the revolving credit facility that requires the First Lien Net Leverage Ratio not to exceed 8.50 to 1.00. The Credit Agreement generally defines this as the ratio of first lien secured indebtedness (net of cash) to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters. The springing financial maintenance covenant is only tested if, as of the last day of any fiscal quarter, the amount of loans and/or letters of credit outstanding under the revolving credit facility is greater than 35% of the aggregate revolving credit commitments. We have never been required to test the springing financial maintenance covenant.
The Credit Agreement includes customary covenants restricting the ability of Legence Holdings and its subsidiaries to, among other things, incur additional indebtedness, sell or convey assets, make loans to or investments in others, enter into mergers, incur liens and pay dividends or distributions.
Tax Receivable Agreement
In connection with the Corporate Reorganization and the IPO, the Company entered into the TRA with Legence Parent and Legence Parent II (the “TRA Members”). This agreement generally provides for the payment by us to the TRA Members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize with respect to taxable periods ending after this offering or (b) are deemed to realize in the event the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of our board of directors) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) our allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) our utilization of certain tax attributes of the Blocker Entities; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings interests for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement; and (iv) certain additional tax benefits arising from payments made under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. If the TRA terminates early, we could be required to make a substantial, immediate lump-sum payment.
We expect that the payments that we will be required to make under the TRA could be substantial. The exact amount of expected future payments under the TRA is dependent upon a number of factors, including the Company’s cash tax savings, the timing of exercises of the Exchange Right, the enacted tax rate in the years in which it utilizes tax attributes subject to the TRA, and current taxable income forecasts. These estimated rates and forecasts are subject to change based on actual results and realizations, which could have a material impact on the liability to be paid. Due to the uncertainty of these factors, we cannot precisely quantify the likely tax benefits we will realize. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in Legence Holdings (or indirectly, its business) and generally will reduce the amount of overall cash flow that might have otherwise been available to us. We expect to fund the required payments under the TRA with our actual cash tax savings generated by the exchanges of LGN B Units in the UP-C structure. Our ability to satisfy our long-term liquidity requirements depends on our future operating performance, which is affected by and subject to prevailing economic conditions, market conditions in our industry and financial, business and other factors that we will not be able to predict or control.
The term of the TRA commenced upon the IPO and will continue until all such tax benefits have been utilized or expired and all required payments are made, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) by making the termination payment specified in the agreement.

Our Tax receivable agreement liability was $146.5 million as of September 30, 2025. Please refer to “Item 1. Financial Statements, Note 14—Tax Receivable Agreement” in Notes to Condensed Consolidated Financial Statements for further information.
Material Cash Requirements
As of September 30, 2025, our material cash requirements primarily consist of obligations under our financing arrangements and lease arrangements. As discussed above, the Company prepaid $780.3 million of the term loan debt on September 15, 2025. In connection with the prepayment and other amendments executed during the nine months ended September 30, 2025, our material cash requirements related to the term loan and related term loan interest payments were significantly reduced. As of September 30, 2025, the outstanding term loan balance is $797.8 million and the estimated future interest payments are $357.6 million. Future interest payments are estimated using the interest rate applicable as of September 30, 2025 applied to the outstanding balance, which decreases each quarter by principal payments of $2.0 million until the debt matures on December 16, 2031.
Additionally, we have various contingent obligations that we anticipate could require the use of cash based on contractual obligations as of September 30, 2025; however, the final amount payable or the timing may not be fixed and determinable. Such contingent obligations include the following:
•Some of our customers require us to secure surety bonds from reputable financial institutions to guarantee execution on certain projects. In the event Legence or its subcontractors fail to meet its performance obligations, customers have the option to request the surety bond provider fund the completion of the project using other service providers. Under the terms of these agreements, we are liable for any disbursement made by the bonding company because of our failure to perform. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation. As of September 30, 2025 and December 31, 2024, $461.4 million and $384.2, respectively, of backlog and awarded contracts was subject to surety bond obligations. In the ten years prior to December 31, 2024, we did not receive a claim for liquidated damages in excess of $100,000.
•As part of our normal course of business, we offer guaranteed energy savings to customers under certain contracts. As of September 30, 2025 and December 31, 2024, total guarantees were $312.6 million and $308.2 million, respectively. Should the guaranteed energy savings not be achieved, these guarantees would become due to the customers. Historically, we have not incurred notable losses in connection with these guarantees.
•We have standby letters of credit that are secured through the revolving line of credit. Obligations under these letters of credit are not normally called, as we typically comply with the underlying requirements. As of September 30, 2025 and December 31, 2024, we had $5.2 million in standby letters of credit primarily related to the deductibles of insurance policies. Please refer to “Item 1. Financial Statements, Note 7—Debt” in Notes to Condensed Consolidated Financial Statements for further information.
•Payments for collective bargaining agreements, multiemployer pension plan liabilities and liabilities related to our deferred compensation and other employee benefit plans.
•Payments under the TRA.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin are financial measures not presented in accordance with GAAP but are intended to provide useful and supplemental information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest and other financing expenses, taxes, depreciation and amortization. Adjusted EBITDA is defined as EBITDA adjusted to exclude goodwill impairment, net loss on sale and disposition of property and equipment, changes in the fair value of contingent consideration liabilities, acquisition and integration costs, system deployment costs, strategic initiative costs, stock-based compensation expense, profits from an accelerated project sale, Credit agreement amendment fees and litigation settlements. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA should not be considered an alternative to net loss that is derived in accordance with GAAP. Management believes that the exclusion of the above-described items from net loss in the presentation of the non-GAAP measures identified above enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items, both in value and frequency, period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with those of other companies.
Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation, or substitutes for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP financial measures superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that such measures:
•may exclude the recurring expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and the assets being depreciated and amortized may have to be replaced in the future;
•do not reflect changes in our working capital needs;
•do not reflect the interest (income) expense on our indebtedness; or
•do not reflect the income tax (benefit) provision we are required to make.
In order to evaluate our business, we encourage you to review the financial statements included elsewhere in this Quarterly Report, and not rely on a single financial measure to evaluate our business.

The following table provides a reconciliation of our Net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, and a calculation of Adjusted EBITDA margin for the periods presented herein (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$379	$(676)	$(22,629)	$(9,443)
Interest expense	28,183	23,707	88,228	65,392
Interest income	(1,069)	(523)	(2,588)	(4,356)
Income tax expense	4,078	4,564	13,662	9,500
Depreciation and amortization	27,490	28,666	85,611	80,987
Credit agreement amendment fees(1)	64	—	2,990	4,119
Net loss (gain) on sale and disposition of property and equipment	21	(118)	(199)	(299)
Loss on debt extinguishment	5,685	—	5,685	—
Acquisition and integration costs(2)	1,169	881	2,935	7,069
System deployment costs(3)	—	1,393	2,140	3,909
Strategic initiative costs(4)	4,181	2,022	14,128	7,233
Stock-based compensation expense	18,640	4,040	21,881	8,726
Adjusted EBITDA	$88,821	$63,956	$211,844	$172,837
Net income (loss) margin	0.1%	(0.1)%	(1.2)%	(0.6)%
Adjusted EBITDA margin	12.5%	11.4%	11.7%	11.1%

(1)Represents costs incurred in connection with our debt refinancings in each of the periods presented.
(2)For the three months ended September 30, 2025 and 2024, the figures include $0.8 million and $0.2 million, respectively, of acquisition costs recorded in acquisition-related costs and $0.4 million and $0.7 million, respectively, of acquisition integration costs recorded in selling, general and administrative costs in the Consolidated Condensed Statement of Operations. For the nine months ended September 30, 2025 and 2024, the figures include $1.0 million and $5.6 million, respectively, of acquisition costs recorded in acquisition-related costs and $1.9 million and $1.5 million, respectively, of acquisition integration costs recorded in selling, general and administrative costs in the Consolidated Condensed Statement of Operations.
(3)Represents consulting and initial upfront costs associated with implementing and optimizing certain enterprise resource planning systems, including IFS, Onestream and Ceridian Dayforce.
(4)Represents (i) consulting costs associated with rebranding efforts in connection with our name change to Legence that we do not expect to recur in the future, (ii) upfront consulting and out-of-pocket costs related to developing and launching the cross-selling framework amongst our brands, many of which were more recently acquired and integrated into the Legence brand, (iii) consulting and legal fees associated with education and marketing efforts for our clients with respect to utilizing certain government incentive programs and (iv) consulting, legal, accounting, and other expenses in connection with non-recurring extraordinary company transactions, including fees related to our IPO that did not meet the requirements to be deferred issuance costs.
Backlog and Awarded Contracts and Book-to-Bill Ratio
We track backlog and awarded contracts. We believe that these measures enable us to more effectively forecast our future results and working capital needs, as well as better identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. We also track our book-to-bill ratio, based on backlog and awarded contracts, for the same reasons. Our backlog is equivalent to our remaining performance obligations. As a result, there are no adjustments being made that would be reflected in a reconciliation. Our methodology for calculating backlog and awarded contracts or book-to-bill ratio may not be consistent with methodologies used by other companies.

Our backlog and awarded contracts measure has two components: backlog and awarded contracts. Backlog represents, as of any date of determination, the expected revenue values of the remaining performance obligations under our contracted fixed-price projects. Awarded contracts represents as of any date of determination, the expected revenue values of projects awarded to us following a request for proposals but for which a formal contract has not yet been signed. We only include fixed-price contracts in our backlog and awarded contracts because they have defined revenue values. We do not include cost-plus contracts, which are primarily generated in our Maintenance & Service service line, in our backlog and awarded contracts because their total revenue values are not known. Historically, cost-plus projects have comprised a relatively small portion of our revenue. We calculate our book-to-bill ratio by taking our additions to backlog and awarded contracts, excluding additions that were attained through acquisition, for the period, and dividing it by revenue from fixed-price contracts for the same period. A book-to-bill ratio of 1.0 indicates that we are booking backlog and awarded contracts at the same pace as we are recognizing revenue, suggesting stable revenue in future periods. A book-to-bill ratio above 1.0 indicates that backlog and awarded contracts are outpacing revenue, which could indicate an increase in revenue in future periods. Conversely, a book-to-bill ratio below 1.0 indicates that backlog and awarded contracts are trailing revenue, which could indicate a decrease in future revenue. Given that backlog and awarded contracts and book-to-bill ratio are operational measures and that our methodology for calculating backlog and awarded contracts and book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the Commission, a quantitative reconciliation for each is not required nor provided.
The following table presents our backlog and awarded contracts and book-to-bill ratio by reportable segment with book-to-bill ratio calculated during the periods noted (dollars in thousands):

	September 30,
	2025	2024
Engineering & Consulting
Backlog	$552,181	$546,371
Awarded contracts	342,553	335,098
Backlog and awarded contracts	$894,734	$881,469
Book-to-bill ratio for the three months ended September 30	1.0x	1.0x
Book-to-bill ratio for the nine months ended September 30	1.1x	1.1x
Installation & Maintenance
Backlog	$1,765,626	$1,028,531
Awarded contracts	405,088	459,571
Backlog and awarded contracts	$2,170,714	$1,488,102
Book-to-bill ratio for the three months ended September 30	1.7x	1.5x
Book-to-bill ratio for the nine months ended September 30	1.4x	1.5x
Total
Backlog	$2,317,807	$1,574,902
Awarded contracts	747,641	794,669
Backlog and awarded contracts	$3,065,448	$2,369,571
Book-to-bill ratio for the three months ended September 30	1.5x	1.3x
Book-to-bill ratio for the nine months ended September 30	1.3x	1.4x
The increase in backlog and awarded contracts from September 30, 2024 to September 30, 2025 resulted from an increase in awards in both segments. The modest increase in Engineering & Consulting was primarily driven by new projects within the state & local government client end market, partially offset by education, data centers & technology and mixed-use end markets. The increase in Installation & Maintenance was primarily driven by new projects within the data centers & technology and life sciences & healthcare client end markets, partially offset by the education client end market.

Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements. The preparation of the Condensed Consolidated Financial Statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures as of the date of the financial statements. Actual results could differ from those estimates. Our significant accounting policies are discussed in “Item 1. Financial Statements, Note 2—Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements and “Note 2—Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements for the year ended December 31, 2024 as presented in the Prospectus. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our Condensed Consolidated Financial Statements.
We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to revenue recognition, goodwill, income taxes, acquisitions and valuation of intangible assets. Refer to "Critical Accounting Estimates" for the year ended December 31, 2024 as presented in the Prospectus for more information. During the nine months ended September 30, 2025, the only significant changes to our critical accounting estimates are as follows:
Tax Receivable Agreement
The TRA generally provides for the payment by us of 85% of the net cash savings, if any, we realize, or are deemed to realize, as a result of certain tax attributes and benefits covered by the TRA.
We estimate our obligation under the TRA utilizing various assumptions set forth in the Tax Receivable Agreement, including: (i) a constant combined federal and state corporate tax rate of 26.39%; (ii) we have sufficient taxable income to fully utilize the tax benefits; and (iii) no material changes in tax law. Because the timing and amount of realized tax savings depend on future taxable income, stock price, and exchange activity, actual TRA payments could differ materially from estimates. Estimating future taxable income is inherently uncertain and requires judgment. See "Item 1. Financial Statements, Note 14—Tax Receivable Agreement" in Notes to Condensed Consolidated Financial Statements for further information.
Recent Accounting Pronouncements
Refer to “Item 1. Financial Statements, Note 2—Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements for more information regarding recent accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates and inflation risk associated with our input costs. We utilize derivative instruments, classified as cash flow hedges, to manage interest rate exposures on our floating rate debt.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We seek to mitigate this risk with an appropriate amount of fixed rate debt obligations through interest rate derivative contracts that fix the interest rate on the respective floating rate debt obligations. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $797.8 million as of September 30, 2025, and $1,590.4 million as of December 31, 2024, an increase in the current interest rate levels of 1.0% would result in an increase in our annual interest expense of $8.0 million and $15.9 million, respectively.
Inflation Risk
While inflation pressures have recently and relatively subsided, rising or consistently high rates of inflation, including as a result of geopolitical tensions and trade wars, have the potential to increase costs of labor and other inputs for our services. We have experienced, and may experience in the future, higher than expected inflation, including escalating transportation, commodity and other supply chain costs and disruptions. If our costs are subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations or financial condition.
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of contract assets and accounts receivable. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. We may also require prepayments for certain of our services. Concentrations of credit risk with respect to our receivables are limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.
Item 4. Controls and Procedures
Evaluation of Disclosure Control and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), management has evaluated, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Commission. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025 at the reasonable assurance level due to the material weakness in our internal control over financial reporting described below. However, after giving full consideration to such material weakness, and the additional analyses and other procedures that we performed to ensure that our condensed consolidated financial statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
In connection with the audit of our financial statements for the year ended December 31, 2024, we and our independent registered public accounting firm, identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. We did not design and implement effective general information technology controls (“GITCs”), for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements. Specifically, we did not design and implement sufficient user access controls to ensure appropriate segregation of duties and adequately restrict user and privileged access to financial information systems to appropriate Company personnel. As a result, it is possible that the Company’s business process controls that are dependent on the ineffective GITCs, or that rely on data produced from systems, could be adversely affected. Further, we identified inappropriate segregation of duties within multiple systems to address the risk of management override over the preparation and review of manual journals, without sufficient detective controls designed to fully mitigate these risks.
Our management is in the process of developing and implementing a remediation plan. The material weakness will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes management determines to be appropriate. We have not incurred any material costs to date and do not expect to incur any material costs in connection with the remediation of the material weakness in the future. We cannot assure you that the measures that we have taken, and that will be taken, to remediate this material weakness will remedy the material weakness or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.

If we are unable to remediate our existing material weakness or identify additional material weaknesses and are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner or attest, starting with the filing of our annual report for the year ended December 31, 2026, that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, starting with the filing our annual report for the year ended December 31, 2026, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected, and we could become subject to investigations by the Nasdaq, the Commission or other regulatory authorities, which could require additional financial and management resources.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the identification of the material weakness described above, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and our subsidiaries may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe these matters will not have a material adverse effect on our business, financial condition or results of operations. Refer to "Part I. Financial Information, Item 1. Financial Statements, Note 18—Commitments and Contingencies" in Notes to Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
Our business faces many risks. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Prospectus, and other risk factors and cautionary statements contained in our other Commission filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the Prospectus.
Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds
Recent Sales of Unregistered Securities
In connection with our incorporation on January 9, 2025, under the laws of the State of Delaware, we issued 1,000 shares of our common stock, par value $0.01, to Legence Parent for an aggregate purchase price of $10.00. The shares of our common stock described in the foregoing sentence were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"), provided by Section 4(a)(2) of the Securities Act as sales by an issuer not involving any public offering.

On September 15, 2025, in connection with the closing of the IPO, the Company issued (i) 178,571 shares of Class A Common Stock and 46,680,762 shares of its Class B Common Stock, to Legence Parent and (ii) 28,844,369 shares of Class A Common Stock to Legence Parent II. Such issuances were undertaken in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

Subject to the terms of the Amended and Restated Limited Liability Company Agreement of Legence Holdings and the Exchange Agreement, Legence Parent may exchange the LGN B Units, along with surrendering a corresponding number of shares of Class B Common Stock, held by it for shares of Class A Common Stock on a one-for-one basis (subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications) or, at the Company’s option and subject to certain conditions, an equivalent amount of cash.

Subsequent to September 30, 2025, on October 1, 2025, in connection with the closing of certain asset purchase and contribution transactions, the Company issued an aggregate of 145,600 shares of Class A Common Stock to the sellers.

Such issuances were undertaken in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

The stock issuances described above did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe such issuances are exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.

Use of Proceeds

On September 15, 2025, we completed our initial public offering in which we issued and sold 29,487,627 shares of our Class A Common Stock (including pursuant to the partial exercise of the underwriters’ overallotment option) at an initial public offering price of $28.00 per share. The shares sold in the IPO were registered under the Securities Act pursuant to our Registration Statement on Form S-1 (File No. 333-289629), which was declared effective by the SEC on September 11, 2025. The IPO, including the partial exercise of the underwriters’ overallotment option, generated gross proceeds of approximately $825.7 million, which resulted in net proceeds to us of approximately $780.2 million, after deducting underwriting discounts and commissions of approximately $45.4 million. We used approximately $7.2 million of proceeds to pay the outstanding portion of the IPO's $28.4 million deferred offering costs. The IPO commenced September 2, 2025 and terminated following the sale of the shares in connection with the closing of the IPO. Except as set forth herein, no offering expenses were paid or are payable, directly or indirectly, to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates.

We indirectly contributed all of the net proceeds from the IPO to Legence Holdings in exchange for LGN A Units. Legence Holdings used approximately $773.0 million of the net proceeds from the IPO to repay amounts then outstanding under our term loan credit facility, with the balance being used for general corporate purposes. There has been no material change in the expected use of the net proceeds from the IPO as described under the heading “Use of Proceeds” in the Prospectus.

Goldman Sachs & Co. LLC and Jefferies acted as joint lead book-running managers and as representatives of the underwriters for the IPO. Blackstone Securities Partners L.P., an affiliate of Blackstone, underwrote approximately 3.9 million shares of the aggregate 29,487,627 shares of Class A Common Stock purchased by the underwriters in connection with the IPO (which figures take into account the partial exercise of the underwriters’ option to purchase additional shares), with underwriting discounts and commissions of $1.54 per share paid by the Company.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2025, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Equity Purchase Agreement

On November 13, 2025, the Company and its wholly owned subsidiary, Legence Subsidiary Holdings, LLC, a Delaware limited liability company (the “Bowers Purchaser”), entered into an Equity Purchase Agreement (the “Bowers Purchase Agreement”) with The Bowers Group, Inc., a Maryland corporation (“Bowers”), and Wayne E. Bowers Revocable Living Trust, Quiet Harbor Trust and The David O’Donnell Revocable Trust dated Nov. 15, 2008 (each a “Bowers Seller” and collectively, the “Bowers Sellers”). The Bowers Purchase Agreement provides for a series of transactions, on the terms and subject to the conditions set forth therein, whereby (i) the Bowers Sellers will cause Bowers and certain of its subsidiaries to convert into Maryland limited liability companies and the Bowers Sellers will contribute 100% of their equity interests of Bowers (the “Bowers Interests”) to a newly formed Delaware limited liability company (“Bowers NewCo”), which will be wholly owned by the Bowers Sellers and join as a party to the Bowers Purchase Agreement, and (ii) the Bowers Purchaser has agreed to purchase from Bowers NewCo all of the Bowers Interests. Bowers and its subsidiaries are currently engaged in the business of providing specialty mechanical contracting and services to general contractors and building owners.

At the closing of the transactions contemplated by the Bowers Purchase Agreement (the “Closing”), on the terms and subject to the conditions set forth in the Bowers Purchase Agreement, the Bowers Purchaser will acquire all of the outstanding Bowers Interests from Bowers NewCo in exchange for: (i) approximately $325.0 million in cash, subject to certain purchase price adjustments (the “Cash Consideration”), and (ii) approximately $100.0 million in the form of Class A Common Stock, the amount of shares of which will be calculated in accordance with the Reference Price (as defined below), will be subject to applicable restrictive legends pursuant to the Securities Act, and will be subject to a lock-up on transfers, subject to certain exceptions, until (and including) March 10, 2026 (the “Stock Consideration”).

In addition, on the terms and subject to the conditions set forth in the Bowers Purchase Agreement, on December 31, 2026 (the “Deferred Consideration Date”), Bowers NewCo will receive an amount equal to $50.0 million (the “Deferred Consideration”), payable in either, or any combination of, as determined in the Bowers Purchaser’s sole discretion, (i) cash or (ii) shares of Class A Common Stock. The amount of any shares of Class A Common Stock issued in connection with the satisfaction of the Deferred Consideration payment obligation (any such shares, the “Deferred Consideration Shares”) will be calculated in accordance with the Reference Price. Any Deferred Consideration Shares issued shall be subject to applicable restrictive legends pursuant to the Securities Act.

As used above, the term “Reference Price” means the volume weighted average sales price of the Class A Common Stock, as traded on The Nasdaq, calculated for the 10 trading day period ending on the last trading day that occurs at least 3 days prior to either (a) November 13, 2025, with respect to the Stock Consideration or (b) the Deferred Consideration Date, with respect to the Deferred Consideration Shares.

The Closing is subject to the satisfaction or waiver of customary closing conditions set forth in the Bowers Purchase Agreement, including (a) the accuracy of the representations and warranties of each party (subject to specified materiality standards and customary qualifications), (b) compliance by each party in all material respects with their respective covenants and (c) the expiration or termination of all waiting periods imposed under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”). The Closing is not conditioned on the Company’s receipt of any debt or equity financing.

The Bowers Purchase Agreement also contains customary representations, warranties and covenants of each of the Company, the Bowers Purchaser, Bowers and the Bowers Sellers. These covenants include, among other things, an obligation on behalf of the Bowers Sellers and the Company to, from November 13, 2025 until the Closing, (a) operate the business in the ordinary course in all material respects, (b) not solicit or engage in negotiations regarding alternative acquisition proposals and (c) use their reasonable best efforts to cause the Closing to occur, including obtaining any required governmental approval and causing any applicable waiting period under the HSR Act to expire or terminate.

The Purchase Agreement may be terminated by each of the Bowers Purchaser and the Bowers Sellers under certain circumstances, including if the Closing does not occur by March 13, 2026.

The foregoing description of the Bowers Purchase Agreement and the transactions contemplated thereby does not purport to be complete, is subject to and is qualified in its entirety by reference to the Bowers Purchase Agreement filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 14, 2025 and which is incorporated herein by reference.

Item 6. Exhibits

Exhibit Number	Description
3.1
Amended and Restated Certificate of Incorporation of Legence Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

3.2	Amended and Restated Bylaws of Legence Corp.(incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).
4.1
Registration Rights Agreement, dated as of September 15, 2025 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

4.2
Amended and Restated Limited Liability Company Agreement of Legence Holdings LLC, dated as of September 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

†10.1
Amendment No. 10 to the Credit Agreement, dated as of September 8, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).
+10.3	Legence Corp. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).
10.4
Tax Receivable Agreement, dated as of September 11, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

*10.5	Exchange Agreement, dated September 11, 2025.
+10.6
Letter Agreement Re: Retention Bonuses, dated August 11, 2025, by and between Legence Holdings and Stephen Butz (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

+10.7
Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

+10.8
Form of RSU Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

+10.9
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
Date: November 14, 2025

LEGENCE CORP.

By:	/s/ Stephen Butz
Stephen Butz
Chief Financial Officer
(principal financial officer)

By:	/s/ Philippe Le Bris
Philippe Le Bris
Chief Accounting Officer
(principal accounting officer)