Form 10-K
period 2025-12-31
Legence Corp.
filed 2026-03-30
CIK 2052568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-42838
___________________________
Legence Corp.
___________________________
(Exact name of registrant as specified in its charter)

Delaware	33-2905250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1601 Las Plumas Avenue San Jose, CA	95133
(Address of principal executive offices)	(Zip Code)
(833) 534-3623
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.01 per share	LGN	The Nasdaq Stock Market LLC
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒
The registrant was not a public company as of the last business day of its most recently completed second quarter and therefore cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates at such date.
As of March 24, 2026, there were an aggregate 108,037,932 shares of common stock of the registrant outstanding, including 67,338,099 shares of Class A common stock, par value $0.01 per share, and 40,699,833 shares of Class B common stock, par value $0.01 per share.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K (this "Annual Report") may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Annual Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Annual Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Annual Report. Examples of forward-looking statements include, among others, statements we make regarding:
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
•potential benefits from, and future financial and operational performance of, acquired businesses, and our investments;
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
•credit markets;
•our pending legal matters; and
•our plans, objectives, expectations and intentions contained in this Annual Report that are not historical.
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the business in which we operate, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under "Part I, Item 1A. Risk Factors" and "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

Should one or more of the risks or uncertainties referred to in this Annual Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified in their entirety by the statements in this section, to reflect events or circumstances after the date of this Annual Report.

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described under “Part I, Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:
Risks Related to Business
•Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.
•If we do not compete and evolve effectively in our target markets, our operating results could be harmed.
•Misconduct and errors by our employees, subcontractors, partners or third-party service providers could harm our business.
•Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to fixed-price contracts.
•A failure to secure new contracts may adversely affect our cash flows and financial results.
•If we fail to complete a project in a timely manner, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability or subject us to liquidated or other damages.
•We use artificial intelligence, machine learning, data science and analytics and related tools in our business, and challenges with properly managing such technologies, as well as uncertainty regarding the legal and regulatory landscape surrounding their use, could result in reputational harm, competitive harm and legal liability, and adversely affect our business.
•We have identified material weaknesses in our internal control over financial reporting which could, if not timely remediated, adversely affect our ability to accurately and timely report our financial results.
Risks Related to Growth and Acquisitions
•As a growing company with a relatively limited operating history at our current scale, we face various risks, uncertainties, expenses and difficulties. Our business is dependent on our ability to effectively continue to develop, maintain and scale our platform.
•We may not be able to achieve expected returns from our growth strategy.
•If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.
Risks Related to Indebtedness
•We have a significant amount of existing indebtedness and our ability to make scheduled payments on or to refinance our obligations will depend on many factors, some of which are beyond our control.
•We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our Credit Facilities and any other instruments governing our other indebtedness.
•Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
Risks Related to Regulations
•Our business and our clients’ businesses are subject to a variety of federal, state and local laws and regulations, which could adversely affect our business, financial condition and results of operations.
•If we are found to not have complied with applicable laws, we could lose one or more of our licenses, permits or authorizations or face other sanctions or penalties or be required to obtain additional licenses or permits, which may limit our business operations in particular jurisdictions or otherwise harm our business.
•Some of our clients receive federal, state and local government incentives for building new facilities or to make energy efficiency upgrades to their buildings. If these incentives are reduced or limited, the scope for some of our projects may be impacted and there may be less demand for our services.

Risks Related to the Environment, Health and Safety
•Environmental, health and safety laws could impose significant additional costs and liabilities.
•We are exposed to risks relating to occupational, health and safety matters and operate at project sites that involve a high degree of operational hazards and risks. Failure by us or any of our business partners to maintain safe work sites and equipment could have a material adverse impact on our business, financial condition and results of operations.
•Increasing scrutiny, regulatory requirements and changing expectations from various stakeholders with respect to sustainability and other ESG matters may impose additional costs on us or expose us to reputational or other risks.
Risks Related to Our Class A Common Stock and Structure
•Our sole material asset consists of our membership interests in Legence Holdings (held by us directly and indirectly), and we are accordingly dependent upon distributions from Legence Holdings to pay taxes, make payments under the TRA and cover our corporate and other overhead expenses.
•We do not intend to pay dividends and may never pay dividends.
•Our sale or issuance of additional Common Stock or other equity-related securities could dilute each stockholder’s ownership interest or adversely affect the market price of our Class A Common Stock.
•We will be required to make payments under the TRA for certain tax benefits we may claim, and the amounts of such payments could be significant.
•Our Sponsor controls a significant percentage of our voting power.
•We are a “controlled company” within the meaning of the rules of the Nasdaq and, as a result, qualify for, but do not currently rely on, exemptions from certain corporate governance requirements. In the event we elect to rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Part I
Item 1. Business
Our Company
We are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. We believe that providing integrated solutions for engineering, installing and maintenance of mechanical, electrical and plumbing (“MEP”) systems results in lower total cost, fewer change orders and faster turnaround times for our clients and higher win rates, better customer retention, incremental margin and more recurring revenue for us. We focus on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education.
Our business is growing rapidly as data centers, manufacturers, pharmaceutical companies, hospitals, schools and universities make investments in both new and existing facilities to support growing demand for their products and services, reduce energy costs and increase resiliency. In 2025, we generated more than half of our revenues from “high growth industries,” which we define as clients operating in the data center and technology and life sciences and health care end-markets. As of December 31, 2025, we had $3.7 billion of backlog and awarded contracts, representing an increase of 49% over the same date last year.
We specialize in designing, fabricating and installing complex heating, ventilation and air conditioning (“HVAC”), process piping and other “MEP” systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities enhance building performance, improve reliability and drive efficiency. In 2025, we generated approximately 40% of our revenues from new building projects and 60% of our revenues from retrofits, upgrades and maintenance for existing buildings. Our team includes approximately 1,200 MEP engineers and energy consultants, and approximately 6,200 HVAC and plumbing service technicians, fitters, electricians and sheet metal workers.
Our clients include large technology and industrial companies and public sector institutions who contract with us directly to provide services, as well as intermediaries such as architects and general contractors who subcontract MEP services to us as part of a larger project. We served approximately 20,000 clients from 2019 through 2025. In 2025, we generated less than 2% of our revenues from the federal government. Excluding maintenance contracts which can span multiple years, we typically complete most of our jobs within nine months. In certain cases, we manage third-party contractors on behalf of our clients and we may pass those costs on directly to our customers as a specific line item or incorporate them into our overall contract price for the job. We also frequently purchase certain equipment that we install in our clients’ buildings. We may pass the cost of equipment on directly to our customers as a specific line item or incorporate the cost into our overall contract price for the job.
We are headquartered in San Jose, California and, as of March 24, 2026, we had approximately 7,000 full-time employees, 116 physical locations and operated out of 46 U.S. states and the District of Columbia.
Segments & Services Lines
We operate through two segments: Engineering & Consulting and Installation & Maintenance.
Engineering & Consulting
Our Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to help reduce energy usage and make buildings more sustainable and provides program and project management services for clients’ installation and retrofit projects. Our Engineering & Consulting segment has two principal service offerings:
•Engineering & Design. We provide planning, design and engineering services for HVAC, process piping and other MEP systems in both new and existing buildings. We also develop strategies for building owners and operators to help reduce their utility consumption and enhance building performance, improve reliability, and drive efficiency. We generated approximately 59% of our 2025 Engineering & Consulting segment revenues from selling Engineering & Design services.
•Program & Project Management. We provide comprehensive program and project management services, including facility condition and operational assessments, space utilization and capacity analyses, funding source identification and construction management. For certain clients, we provide design-build services through Energy Savings Performance Contracts ("ESPCs") for building retrofits. Under ESPC contracts, financing sources provide the funds required to pay us for the upgrades and receive a portion of the client’s energy savings to recoup their investment and generate a return. We generated approximately 41% of our 2025 Engineering & Consulting segment revenues from selling Program & Project Management services.
Installation & Maintenance
Our Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventative and corrective maintenance services for those systems. Our Installation & Maintenance segment has two principal service offerings:
•Installation & Fabrication. We provide HVAC, electrical, plumbing, process and control system installations, refurbishments and renovations in technically demanding new and existing buildings. We perform both “design-build” and “plan and specification” (“P&S”) projects. Under design-build projects, we provide the design for the project and install it. Under P&S projects, our client is responsible for designing the project and we install it to their specifications. For certain jobs, we also fabricate customized components that are not readily available for purchase from other third-party vendors or provide modular construction services based on a client’s specifications. We generated approximately 82% of our 2025 Installation & Maintenance segment revenues from Installation & Fabrication services.
•Maintenance & Service. We provide preventative maintenance, emergency repair and break-fix services over the life of a building’s mechanical systems. Our services include regular inspections and maintenance to prevent downtime; responding to calls and sending technicians onsite to repair a system failure or malfunction; and other complementary services such as facility energy analysis, automation and optimization, system certification and testing. We typically provide preventative maintenance services under annual or longer-term agreements that range from one to five years. We generated approximately 18% of our 2025 Installation & Maintenance segment revenues from Maintenance & Service work.
Sales & Marketing
We go to market as “Legence” or one of our other registered or unregistered brands as “a Legence Company” depending on the scope of services and the strength of the particular brand in the market.
We utilize a “seller-doer” approach to client sales and project origination. Under this model, all client-facing employees have the ability and are encouraged to originate new sales opportunities. Our engineers, consultants, project managers and technicians take the lead in identifying and securing new business and are supported by a team of dedicated sales professionals. We believe our approach maximizes interaction with key decisionmakers at prospective and existing clients, increases the credibility of our offering because the same individuals provide the service that make the sale and enables us to sell a large number of jobs with minimal sales and marketing expense.
We seek to increase awareness of our company and capabilities through participation in key industry organizations, conferences and events including the American Society of Heating, Refrigerating and Air-Conditioning Engineers, Greenbuild, Data Center Dynamics, the American Society for Healthcare Engineering, the International Facility Management Association and Yotta, among others. We also use digital marketing, including search engine optimization, social media and content marketing, combined with targeted public relations efforts, such as securing industry media coverage, to drive lead generation.
Clients
In this Annual Report, we generally refer to the owner or operator of the building we work in as our “client.” Our contractual customer may or may not be the client as we often are contracted through intermediaries such as architects and general contractors who subcontract MEP services to us as part of a larger project, as is customary in our industry. We provided services to more than 20,000 clients from 2019 through 2025 who operate in diverse end markets, including data centers, life sciences, healthcare, semiconductors, manufacturing and education. We typically have long-term relationships with our clients, and, as of December 31, 2025, the average length of our relationship with our top 10 clients was 23 years. Certain of our client relationships have existed for over 40 years.
The contribution to our revenue by client end market for the year ended December 31, 2025 is as follows (dollars in thousands):

Revenue by Client End Market(1)	$	%
Data centers & technology(2)	$1,087,800	42.7%
Life sciences & healthcare(3)	459,186	18.0%
Education(4)	427,885	16.8%
Mixed-use(5)	118,365	4.6%
State & local government(6)	106,589	4.2%
Other(7)	350,666	13.7%
Revenue	$2,550,491	100.0%
____________
(1)The information provided in the table under “Revenue by Client End Market” represents the revenue generated from clients in each of the end markets indicated in that period; provided, that where the client is a lessor, we use the lessee’s end market.
(2)Includes facilities housing servers, networking equipment, systems critical for storing and managing data, operational facilities for internet service providers, software companies, information technologies ("IT") development hubs, AI (as defined below) development facilities and high-precision manufacturing plants producing semiconductor chips and electronics.
(3)Includes facilities supporting life sciences research and development, pharmaceutical manufacturing and healthcare facilities providing inpatient and outpatient health services.
(4)Includes kindergarten through twelfth-grade educational facilities, as well as colleges, universities and research facilities.
(5)Includes buildings or complexes combining commercial and retail uses.
(6)Includes facilities owned or operated by state and municipal government agencies to the extent not otherwise included in the education client end market.
(7)Includes a variety of other industries such as manufacturing, aerospace & defense, energy, agriculture, multi-family, hospitality & entertainment, among others, as well as the federal government. Revenues from the federal government were approximately 2% of revenues in 2025.
Human Capital
Employees. As of December 31, 2025, we had approximately 7,000 full-time employees. We have 44 active collective bargaining agreements covering approximately 4,500 employees which are typically renewed every three years. We have not experienced any significant grievances, strikes or work stoppages over the past decade. We believe our relations with employees covered by collective bargaining agreements are good.
Recruiting and Training. Our continued success depends, in part, on our ability to attract, retain and motivate qualified engineers, consultants, project managers, craftworkers and service technicians. We believe our success in retaining qualified employees will be based on the quality of our recruiting, talent development, project experience and opportunities for advancement. We provide numerous training programs for our employees on topics including safety, engineering and technical training, anti-harassment, anti-discrimination and inclusion, as well as digital learning opportunities and on-the-job training including apprenticeship and leadership programs. We also provide co-op programs which serve as experiential learning opportunities and a recruitment channel for college students looking for careers in engineering, consulting and construction.
Safety. We have established comprehensive safety programs throughout our operations designed to comply with our internal safety standards as well as applicable federal, state and local laws and regulations. We have a dedicated safety task force that is responsible for planning and implementing safety initiatives and programs across our company. Our total recordable incident rate per one hundred employees per year was 0.51 during 2025.

Competition
We compete with national, regional, and local companies, including many small, owner-operated entities that operate their businesses in a limited geographic area. National competitors of our Engineering & Consulting segment include Affiliated Engineers Inc., Stantec Inc. and WSP Global, Inc. National competitors of our Installation & Maintenance segment include Comfort Systems USA, Inc., ACCO Engineered Systems, Inc. and Southland Industries, Inc.
We believe our strategy of providing a comprehensive suite of engineering, consulting, installation and maintenance services gives us a competitive advantage over smaller competitors and competitors with more limited capabilities.
Customer Contracts
Historically, the vast majority of our revenues have been generated by customer contracts that are fixed-price. Under our fixed-price contracts, we are obligated to deliver a specific scope of services for a fixed-price. When a project requires changes to the scope of services in a fixed-price contract, we charge amounts over and above the fixed-price to compensate us for the changes.
The materials and components we use in our projects include ductwork, pipe, valves, fittings, electrical wire, conduit and fixtures, fabricated steel and sheet metal and are generally available from a large number of domestic or foreign suppliers at competitive prices. Import tariffs on any materials and components we procure internationally are passed through to our clients. We are not overly dependent on any vendor or supplier of technologies or products.
Certain contracts require us to purchase equipment for projects. When equipment purchase is part of a contract, we typically do not take exposure to increases in the price of equipment. We are equipment vendor agnostic and do not have exclusive relationships with any vendor or supplier of equipment used in our clients’ buildings. We seek to identify the highest performing equipment for our clients’ requirements.
Some of our contracts require bonding and contain liquidated damages provisions tied to a timeline for completion of the project. We maintain relationships with multiple surety bonding providers and have not historically had any difficulties obtaining bonding for our projects. In the eleven years prior to December 31, 2025, we did not receive a claim for liquidated damages in excess of $100,000.
Seasonality
Our business is subject to seasonal variations. Demand for new installation and replacement is generally lower during the winter months due to reduced construction activity during inclement weather and less use of air conditioning during colder months. Demand for our services is generally higher in the second and third calendar quarters due to increased services activity and increased use of air conditioning during the warmer months. Additionally, activity levels in our business can be impacted by state and local government fiscal spending cycles, which can be impacted by a wide variety of factors.
Facilities
Please refer to "Item 2. Properties" for more information about our facilities.
Insurance and Risk Management
We maintain a comprehensive general liability insurance policy with an umbrella policy and multiple excess policies that cover losses beyond the general liability limits. Our umbrella and excess policies are attached to our general liability, workers compensation and automobile liability policies. We also maintain workers’ compensation, automobile and other insurance policies that are required in our industry. When we perform higher-risk work, we obtain, if available, the necessary types of insurance coverage for such activities, as is typically required by our clients. We obtain insurance coverage through a broker that is experienced in our industry. The broker and our risk manager regularly review the adequacy of our insurance coverage and overall program as well as our contracts to ensure compliance with our insurance requirements. Because there are various exclusions and retentions under our policies, or an insurance carrier may become insolvent, there can be no assurance that all potential liabilities will be covered by our insurance policies or paid by our carrier. We evaluate the risk associated with insurance claims. If we determine that a loss is probable and reasonably estimable, we establish an appropriate reserve in consultation with our assigned insurance adjuster. A reserve is not established if we determine that a claim has no merit or is not probable or reasonably estimable. We conduct quarterly claim reviews to address our insurance exposure and current reserves. We believe our historical levels of insurance coverage and reserves have been adequate.
Recent Acquisitions
We have made approximately 24 acquisitions since December 2020. The following are the acquisitions we made in 2024 and 2025 whose trailing 12 months revenue exceeded $50 million:
•In July 2024, Legence acquired AMA Consulting Engineers Holdings LLC, a provider of engineering services focused primarily on technology, media and broadcasting markets in New York, New Jersey, California and Florida.
•In March 2024, Legence acquired P2S, LP, a provider of engineering services primarily to the healthcare and education markets, with a significant presence in Los Angeles, California and Seattle, Washington.
The following acquisition has been made subsequent to the year ended December 31, 2025 whose trailing 12 months revenue exceeded $50 million:
•On January 2, 2026, the Company acquired all of the outstanding equity of The Bowers Group, Inc. ("Bowers"), a mechanical contracting company based in Maryland. That acquisition is significant for financial reporting purposes.
Corporate Sustainability
We have set clear commitments to develop and implement sustainability initiatives across our organization. Our business is not only committed to creating more energy efficient, healthy and resilient buildings for our clients, but also committed to reducing our own carbon footprint.
Our business is defined by our people, and we will continue to prioritize our employees by offering comprehensive training programs, opportunities to connect with local communities and employee benefits that create a better working environment. We are committed to: (i) empowering meaningful and purposeful career pathways to support the development of a resilient workforce; (ii) tracking, maintaining and reporting on diversity data as appropriate; (iii) increasing hiring of qualified talent from a variety of backgrounds and perspectives including veteran hiring; and (iv) fostering charitable giving and sustainable community development.
Legence’s leadership and executive teams hold our entire organization accountable for demonstrable industry leadership and compliance. We seek to: (i) maintain a board of directors that reflects a diverse range of experiences and expertise; and (ii) create an executive leadership team, formal committees and councils to drive strategic initiatives and guide the success of our services lines. We have published a number of policies, including Anti-Corruption, Code of Ethics, Crisis Communication, Delegation of Authority, Information Management and Whistleblower Mechanisms. We are committed to regularly reporting on our sustainability initiatives to stakeholders through our annual corporate sustainability report.
Regulation
Our business and operations are subject to various federal, state and local laws and regulations, including requirements related to: (i) licensing requirements applicable to engineering, construction and service technicians; (ii) wage, hour and other employment regulations; (iii) regulations relating to worker safety and protection of the environment; (iv) building and MEP codes and zoning ordinances; (v) special bidding and procurement requirements on public sector projects; and (vi) other regulations applicable to our project sites from time to time.
Licensing Requirements. Many state and local regulations governing the MEP and HVAC trades require individuals to hold permits or licenses, the validity of which, depending on the type, may range anywhere from one to three years from the time of initial grant or renewal. In some cases, a required permit or license held by a single individual may be sufficient to authorize specified activities for all of our service technicians who work in the state or county that issued the permit or license. To mitigate the possibility of delays or other adverse impacts on any such specified activities, we seek to ensure that, where possible, we have at least two employees who hold any such permits or licenses in a particular geographic region. Our engineer employees are also subject to various state and local professional licensing requirements. Failure to obtain or comply with, or the loss or modification of, the conditions of such licenses may subject us to the risk of penalties or other liabilities or prevent us from bidding on or completing projects for our customers. The reports and opinions that we regularly issue to clients based on our professional credentials may require us to comply with professional standards, licensing requirements and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. While we aim to include disclaimers in the reports and opinions that we prepare for our clients, we are unable to control the manner in which our clients use such information included in the reports and opinions. If such reports or opinions prove to be incorrect, or our clients misuse such information, our professional licenses in the relevant jurisdiction may be reviewed or revoked, and we may be subject to lawsuits by our clients.
Employment Regulations. Our operations are subject to a variety of federal, state, local and international laws and regulations. These include regulations relating to worker safety, such as those enforced by OSHA; wage and hour laws, including the Fair Labor Standards Act, as well as those associated with collective bargaining agreements and our unionized workforce under the National Labor Relations Act and immigration regulations applicable to U.S. and cross-border employment. Failure to comply with applicable regulations could result in lawsuits, penalties or fines.
Climate Change and Sustainability Regulations. Various authorities in the United States have adopted or proposed, and may continue to propose, legislative and regulatory initiatives regarding the management of sustainability-related topics, including climate change, and disclosures on such matters. For example, in October 2023, California enacted various pieces of legislation that will require (i) companies that do business in California and meet certain annual financial thresholds to publicly disclose their Scopes 1, 2 and 3 GHG emissions, with third party assurance of such data, and issue public reports on their climate-related financial risk and related mitigation measures and (ii) companies that operate in California and make certain climate-related claims, including those regarding net zero, carbon neutrality and emissions reductions to provide substantiation for such claims, including information on the use of voluntary carbon credits, where applicable (collectively, the “California Climate Laws”). Certain of the California Climate Laws have already been subject to legal challenges, which are ongoing. For these reasons, we cannot currently predict with certainty the timing and costs of implementation or any potential adverse impacts resulting therefrom. Separately, various regulators have adopted, or are considering adopting, regulations on environmental and sustainability marketing claims or the prevention of greenwashing more generally, including, but not limited to, the use of “sustainable,” “eco-friendly,” “green” or similar language in the marketing of products and services or the prevention of greenwashing more generally. Failure to comply with these greenwashing laws and other applicable climate change and sustainability regulations could result in, among other things, lawsuits, penalties or fines, and could also cause reputational harm to our business.
Environmental, Health and Safety Regulations. Our business involves the planning, design, project management, installation, maintenance and service at various project sites. We also perform work in and around sensitive environmental areas, such as rivers, lakes and wetlands. We and our operations are subject to various federal, state and local environmental laws and regulations that govern, among other things, discharges to air and water; the handling, storage and disposal of hazardous substances or waste materials; the remediation of contamination associated with the releases of hazardous substances; and human health and safety, including, as amended, the Clean Water Act, the Clean Air Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the National Environmental Policy Act, the Occupational Safety and Health Act, the Comprehensive Environmental Response, Compensation and Liability Act and the Toxic Substances Control Act. For example, we are required to comply with specific requirements imposed by the federal Clean Air Act on the use and handling of ozone-depleting refrigerants such as chlorofluorocarbons or hydrochlorofluorocarbons and the management of, and certification of our service technicians involved in, the service or repair of equipment containing these refrigerants. Failure to comply with any environmental, health or safety laws or regulations, whether actual or alleged, exposes us to, among other things, fines, penalties or potential litigation liabilities, including costs, settlements and judgments.
Industry-Specific Regulations. As a provider of engineering, consulting, installation and maintenance services for MEP and HVAC systems in buildings, our projects and recommendations must conform to all applicable electric reliability, building and safety, zoning and other applicable laws, codes and ordinances. Further, various federal, state, provincial and local permits may be required to complete a particular project. Processes for obtaining such permits may be complex and negatively impacted by regulatory and permitting delays, as well as private legal challenges related to regulatory requirements.
Government Contracting Regulations. A portion of the Company’s sales results from contracts with governmental customers within the United States. The Company remains subject to a number of risks associated with government contracting including changes in the government’s spending priorities, the availability of appropriated funds and changes in policies and laws pertaining to government contractors. The Company’s government contracts include terms and conditions otherwise not applicable to commercial arrangements, including the government’s ability to terminate these contracts for convenience, either in whole or in part. In the event of such a termination, the Company generally would be entitled to allowable costs incurred in performance plus reasonable profit realized for the work performed up to the date of termination. Government customers may also terminate a contract for default in the event of the contractor’s uncured breach, in which case the contractor will generally be entitled to payment for the portion of the work accepted by the government customer, but the Company may be exposed to loss for the proportion of work yet to be accepted by the government. In addition, reputational harm may result from the termination of a contract for default that could impact a contractor’s ability to obtain new government contract awards. Violations of specific laws or regulations including ethical requirements could lead to fines, contract termination and the possibility of being suspended or debarred for purposes of receiving future government contract awards either permanently or for a set period of time. A small portion of the Company’s work requires one of the Company’s brands to maintain security clearances, both for itself and for certain employees, which the government has substantial discretion in maintaining in the future, and which may subject the applicable brand to increased scrutiny compared to typical commercial operations.
Anti-Corruption and Trade Regulations. Some of the components and materials used in our business are purchased from foreign parties, such as steel and aluminum. In connection with such purchases, we may be subject to anti-corruption laws prohibiting bribery of both domestic and foreign government officials, including the U.S. Foreign Corrupt Practices Act (“FCPA”), as well as to the restrictions imposed by economic sanctions regulations or sourcing and transportation requirements.
Project-Specific Regulations. From time to time, we may take on projects that require us to comply with project-specific rules or requirements, including regulations relating to the handling, treatment, storage and disposal of hazardous materials, regulations relating to aviation activities, limitations on the availability or sourcing of materials or components for our clients’ projects, public health regulations, or regulations regarding the engagement of suppliers and subcontractors that meet diverse-ownership or disadvantaged-business requirements. For example, our projects involving healthcare facilities have in the past required any personnel assigned to those projects to receive certain vaccines. Project-specific requirements may cause delays in initiating or completing such projects as we seek to hire qualified personnel or acquire appropriate materials. Further, our relative unfamiliarity with certain regimes may increase our risk of noncompliance.
Failure to comply with applicable regulations, however, could cause delays, subject us to lawsuits, substantial fines, revocation of our operating licenses, give rise to termination or cancellation rights under our contracts or disqualify us from future bidding opportunities, among other things. Further, we incur substantial costs in complying with, and monitoring our compliance with applicable rules and regulations. Refer to the sections titled “Risks Related to Regulations” and “Risks Related to the Environment, Health and Safety” included in "Item 1A. Risk Factors" for additional information.
Available Information
Our website address is www.wearelegence.com. Where we have included Internet addresses in this Annual Report, we have included those Internet addresses as inactive textual references only. Except as specifically incorporated by reference into this Annual Report, information on those websites is not part hereof.
Item 1A. Risk Factors
Investing in our Class A Common Stock involves risk. In addition to the other information contained in this Annual Report, the following risk factors make an investment in us speculative or risky and should be considered in evaluating our business and future prospects. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known to us or that we currently deem immaterial may also materially affect our business and operations. The occurrence of any of the following risks or additional risks and uncertainties that are currently immaterial or unknown could materially and adversely affect our business, financial condition, liquidity, results of operations, cash flows or prospects. The trading price of our Class A Common Stock could decline due to any of these risks, and you may lose all or part of your investment.
Risks Related to Business
Economic downturns in the markets in which we operate may materially and adversely affect our business because our business is dependent on levels of construction activity.
The demand for our services is dependent upon the existence of construction projects and service requirements within the markets in which we operate. Any period of economic recession affecting a market or industry in which we transact business, such as data centers, is likely to adversely impact our business. Some of the projects we work on may have long lifecycles from conception to completion, and the bulk of our performance generally occurs late in a construction project’s lifecycle.
The industries and markets in which we operate have been and will continue to be vulnerable to macroeconomic downturns because they are cyclical in nature. When there is a reduction in demand, it often leads to greater price competition as well as decreased revenue and profit. The lasting effects of a recession can also increase economic instability with our vendors, subcontractors, developers and general contractors, which can result in us not being paid in full or at all on some projects, thus decreasing our revenue and profit. Further, to the extent some of our vendors, subcontractors, developers or general contractors seek bankruptcy protection, such bankruptcy will likely force us to incur additional costs in attorneys’ fees, as well as other professional consultants, and will result in decreased revenue and profit. Additionally, a reduction in federal, state or local government spending in our industries and markets could result in decreased revenue and profit for us. As a result, economic downturns in our industry could have a material adverse impact on our business, financial condition and results of operations.
If we do not compete and evolve effectively in our target markets, our operating results could be harmed.
Our industry is highly competitive, with many companies of varying size and business models competing for the same business as we do. Some of our competitors may have greater resources than us and could focus their substantial financial resources to develop a competitive advantage, others may be smaller, have a lower cost structure, employ a non-unionized workforce or be able to adapt to the constantly changing demand of the market more quickly. Our competitors may also offer services at prices below cost, devote significant sales forces to competing with us or attempt to recruit our key personnel by increasing compensation, any of which could improve their competitive positions.
Any of these competitive factors could make it more difficult for us to attract and retain customers, cause us to lower our prices in order to compete, and reduce our market share and revenues, any of which could have a material adverse impact on our business, financial condition and results of operations. We can provide no assurance that we will continue to effectively compete against our current competitors or additional companies that may enter our markets. If our work processes become obsolete, through technological advancements or otherwise, we may not be able to differentiate our service offerings and some of our competitors may be able to offer more attractive services to our customers. We also encounter competition in the form of potential customers electing to develop solutions or perform services internally rather than engaging an outside provider such as us.
Misconduct and errors by our employees, subcontractors, partners or third-party service providers could harm our business.
Misconduct, fraud or other improper activities caused by our employees’, subcontractors’, partners’ or consultants’ failure to comply with laws or regulations could have a significant negative impact on our business. Such misconduct could include the failure to comply with procurement regulations or procedures, environmental, health and safety regulations, laws or procedures regarding the protection of sensitive information, legislation regarding the pricing of labor and other costs in government contracts, regulations on lobbying or similar activities, and anti-corruption, anti-competition and other applicable laws or regulations. Our failure to comply with applicable laws, regulations or procedures, misconduct by any of our employees, subcontractors, partners or consultants, or our failure to make timely and accurate certifications or statements to customers or government agencies regarding misconduct or potential misconduct could subject us to, among other things, fines and penalties, cancellation of contracts, loss of government granted eligibility and suspension or debarment from contracting with affected customers (including government agencies), any of which could adversely affect our business, financial condition and results of operations.
Cost overruns, inflation, delays and other risks could significantly impact our results, particularly with respect to fixed-price contracts.
It is important for us to accurately estimate and control our contract costs, particularly with respect to our fixed-price contracts, so that we can maintain positive operating margins and profitability. Our services are primarily provided on a fixed-price basis.
In recent years, our clients have increased the use of fixed-priced contracts. Under fixed-price contracts, we receive a fixed-price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, our overhead costs, the utilization and availability of labor, equipment and materials and other exigencies. We could experience cost overruns if these estimates are originally inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical or equipment problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, changes in the costs of raw materials or the inability of our vendors or subcontractors to perform their obligations within budget.
If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business, financial condition and results of operations. When cost overruns occur due to factors outside of our control, we may be able to recoup our revenues through change order; however, this process is subject to negotiations with the relevant client or customer.
Certain of our contracts require us to satisfy specific design, engineering, procurement or construction milestones in order to receive payment for the work completed or equipment or supplies procured prior to achievement of the applicable milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If a client determines not to proceed with the completion of the project or if the client defaults on its payment obligations, we may face difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies.
Accounting for a contract requires judgments relative to assessing the contract’s estimated risks, revenue, costs and other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances or estimates may also adversely affect future period financial performance. If we are unable to accurately estimate the overall revenue or costs on a contract, then we may experience a lower profit or incur a loss on the contract.
A failure to secure new contracts may adversely affect our cash flows and financial results.
Projects we complete, except those in our Maintenance & Service service line, are generally one-time in nature with a duration of less than a year. Our financial performance depends on our ability to repeatedly win new contracts from existing and new clients. Current clients may choose other vendors for future projects. Our inability to repeatedly win new contracts from existing and new clients could have a material adverse impact on our business, financial condition and results of operations.
In addition, much of our revenue is derived from projects that are awarded through a competitive bid process. Contract bidding and negotiations are affected by a number of factors, including our own cost structure and bidding policies. The failure to bid and be awarded projects, cancellations of projects or delays in project start dates could affect our ability to deploy our assets profitably. Further, when we are awarded contracts, we face additional risks that could affect whether, or when, work will begin. We could experience a decrease in profitability if we are unable to replace canceled, completed or expired contracts with new work.
If we fail to complete a project in a timely manner, miss a required performance standard or otherwise fail to adequately perform on a project, then we may incur a loss on that project, which may reduce or eliminate our overall profitability or subject us to liquidated or other damages.
Our engagements may involve large-scale, complex projects. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our clients and our ability to effectively manage the project and deploy appropriate resources, including third-party contractors and our own personnel, in a timely manner. We may commit to a client that we will complete a project by a scheduled date. We may also commit that a project, when completed, will achieve specified performance standards. If the project is not completed by the scheduled date or fails to meet required performance standards, we may either incur significant additional costs or be held responsible for the costs incurred by the client to rectify damages due to late completion or failure to achieve the required performance standards. The uncertainty of the timing of a project can present difficulties in planning the amount of personnel needed for the project. If the project is delayed or canceled, we may bear the cost of underutilizing our non-union employees that were dedicated to fulfilling the project. In addition, performance of projects can be affected by a number of factors beyond our control, including, among other things, unavoidable delays from government inaction, power, water or other resource availability, public opposition or negative press, inability to obtain financing, weather conditions, unavailability of materials or required services, unavailability of technical or specialized labor, changes in the project scope of services requested by our clients, workplace and industrial accidents, denial of or delay in securing required permits, environmental hazards and labor disruptions. To the extent these events occur, the total costs of the project could exceed our estimates, and we could experience reduced profits or, in some cases, incur a loss on a project, which may reduce or eliminate our overall profitability. Further, any defects or errors, or failures to meet our clients’ expectations, could result in claims for damages against us. Failure to meet performance standards or complete performance on a timely basis could also adversely affect our reputation and client base. Any such circumstances could have a material adverse impact on our business, financial condition and results of operations.
The fact that we outsource various elements of the services we sell and use materials and equipment produced by third parties in our projects subjects us to the business risks of our subcontractors and suppliers, which could have a material adverse impact on our operations.
We depend on contractors, subcontractors and equipment and material providers to conduct our business. There is a risk that we may have disputes with our subcontractors arising from, among other things, the quality and timeliness of work performed by the subcontractor, customer concerns about the subcontractor or our failure to extend existing task orders or issue new task orders under a subcontract. Also, to the extent that we cannot acquire equipment and materials at reasonable costs, we experience delays in the receipt of equipment and materials, including as a result of material shortages, trade disputes, increases in levels of or goods subject to tariffs, supply chain disruptions or other factors, or if the amount we are required to pay exceeds our estimates, our ability to complete a project in a timely fashion or at a profit may be impaired. In addition, if any of our subcontractors or suppliers fail to deliver on a timely basis the agreed-upon supplies and/or perform the agreed-upon services, our ability to fulfill our obligations as a prime contractor may be jeopardized; we could be held responsible for such failures and/or we may be required to purchase the supplies or services from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the supplies or services are needed, which could have a material adverse impact on our business, financial condition and results of operations.
We also rely on relationships with other contractors when we act as their subcontractor or partner with them on the same project. Our future revenue and growth prospects could be adversely affected if other contractors eliminate or reduce their subcontracts or relationships with us, including due to expansion of their internal HVAC or MEP capabilities, or if a client terminates or reduces these other contractors’ programs, does not award them new contracts or refuses to pay under a contract. In addition, due to “pay when paid” provisions that are common in subcontracts, we could experience delays in receiving payment if the prime contractor experiences payment delays.
Our clients often rely on third party financing to pay for their projects, and this capital might not be available on acceptable terms or at all.
Our clients often obtain third-party financing for their projects. If our clients are unable to raise funds on acceptable terms when needed, the size of contracts we do obtain may be smaller or our clients could be required to delay the development and construction of projects, reduce the scope of those projects or take other actions that may limit the amount of work available to us. Any inability by our clients to raise the funds necessary to finance their projects could have a material adverse impact on our business, financial condition and results of operations.
We may not recognize all revenues from our backlog and awarded contracts or receive all payments anticipated under awarded projects and customer contracts.
As of December 31, 2025, we had backlog and awarded contracts of approximately $3.7 billion.
Our customers have the right under some circumstances to terminate contracts or defer the timing of our services and their payments to us. In addition, our government contracts are subject to the risks described below under “Certain contracts may give customers the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenue.” The payment estimates for projects that have been awarded to us but for which we have not yet signed contracts have been prepared by management and are based upon a number of assumptions, including that the size and scope of the awarded contracts will not change prior to the signing of contracts, that our clients or customers will be able to obtain any necessary third-party financing for the awarded contracts and that we and our customers will reach agreement on and execute binding definitive documentation for the awarded contracts. We are not always able to enter into binding definitive documentation for an awarded contract on the terms proposed. As a result, we may not receive all of the revenues that we include in our backlog or that we estimate we will receive under awarded contracts. If we do not receive all of the revenue we currently expect to receive, our future operating results will be adversely affected. In addition, a delay in the receipt of revenues, even if such revenues are eventually received, may cause our operating results for a particular quarter to fall below our expectations.
In order to secure contracts for new projects, we face a variable selling cycle that requires resource commitments and has a lead time before we realize revenues.
The sales cycle for our services takes from one to twelve months. We cannot always predict the timeline for our selling cycle. Our existing and potential clients generally follow budgeting and procurement processes, and sometimes must engage in regulatory approval processes related to our services. Many of our potential clients issue a request for proposal ("RFP") for their proposed projects. For projects that we win through an RFP, we then must negotiate and execute a contract with the customer. In addition, our clients may need to obtain financing for their project.
This sales process requires the dedication of significant time by our sales and management personnel and our use of significant financial resources, with no certainty of success or recovery of our related expenses. A potential customer may go through the entire sales process and not accept our proposal. All of these factors can contribute to fluctuations in our quarterly financial performance and increase the likelihood that our operating results in a particular quarter will fall below investor expectations. These factors could also adversely affect our business, financial condition and results of operations due to increased spending by us that is not offset by increased revenues.
Certain contracts may give customers the right to modify, delay, curtail, renegotiate or terminate existing contracts at their convenience at any time prior to their completion, which may result in a decline in our profits and revenue.
Certain projects in which we participate as a contractor or subcontractor may extend for one or more years. Certain of these contracts, in particular contracts with government entities, include the right to modify, delay, curtail, renegotiate or terminate contracts and subcontracts at such customer’s convenience any time prior to their completion. Any decision by a customer to modify, delay, curtail, renegotiate or terminate our contracts at their convenience may result in a decline in our profits and revenue. If one of these customers terminates their contract for convenience, we may only be able to bill the customer (or client, as applicable) for work completed and costs incurred prior to the termination or modification, plus any commitments and settlement expenses such customer agrees to pay, but not for any work not yet performed. Such terminations may have a material adverse impact on our business, financial condition and results of operations.
From time to time, we may perform work beyond the initial scope of some of our contracts. If these clients do not approve these change orders, our results of operations could be adversely impacted.
We typically have pending change orders submitted under some of our contracts for payment of work performed beyond the initial contractual requirements for which we have already recorded revenue. In general, we cannot guarantee that such change orders will be approved in whole, in part, or at all. These change orders can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these change orders will be fully resolved. When these types of events occur and unresolved change orders are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant change order. If these change orders are not approved, our revenue may be reduced in future periods, which could have a material adverse impact on our business, financial condition and results of operations.
If we experience delays and/or defaults in client payments, we could be unable to recover all expenditures.
Because of the nature of our contracts, at times we commit resources to projects prior to receiving payments from the client in amounts sufficient to cover expenditures on projects as they are incurred. Delays in client payments may require us to make a working capital investment. While we historically have low levels of credit loss, if a client defaults in making their payments on a project to which we have devoted resources, it could have a material adverse impact on our business, financial condition and results of operations.
If we fail to promote, maintain or enhance our brands in a cost-effective manner, we may lose market share and our revenue may decrease.
A significant portion of our revenue is earned directly or indirectly from clients in various industries. Accordingly, our brands, reputation and relationships with these customers are among our most important assets, and our ability to attract and retain customers and employees depends on brand recognition and reputation. Such dependence makes our business susceptible to reputational damage and to competition from other companies. A variety of events could result in damage to our reputation or brands, some of which are outside of our control, including:
•acts or omissions that adversely affect our business such as a crime, scandal, cyber-related incident, litigation or other negative publicity;
•failure to successfully perform, or negative publicity related to, a high-profile project;
•misconduct, fraud or other improper activities caused by our employees’, subcontractors’, partners’ or consultants’ failure to comply with laws or regulations;
•engagements in or perceived connections to politically or socially sensitive activities;
•infringement of our trademarks or other intellectual property by third parties or accusations that our operations infringe the intellectual property rights of third parties;
•actual or potential involvement in a catastrophic fire, explosion or similar event; or
•actual or perceived responsibility for a serious accident or injury.
Increased media coverage and interest in many of the industries that we serve, along with the intensification of media coverage generally, including through the considerable expansion in the use of social media, have increased the volume and speed at which negative publicity arising from any such events can be generated and spread, and we may be unable to timely respond to, correct any inaccuracies in, or adequately address negative perceptions arising from such media coverage. If the reputation or perceived quality of our brands declines or customers lose confidence in us, our business, financial condition and results of operations could be adversely affected.
We place significant decision-making powers with our brands’ management, which presents certain risks.
Substantially all of our business is conducted through our brands, which are separate and distinct legal entities. We believe that our practice of placing significant decision-making powers with local management is important to our successful growth and allows us to be responsive to opportunities and to our customers’ needs. However, this practice presents certain risks, including, for example, the risk that because we lack a single enterprise resource planning system, we may be slower or less effective in our attempts to identify or react to problems affecting an important brand or that we may be slower to identify a misalignment between a brand’s and the Company’s overall business strategy. Further, if a brand fails to follow the Company’s compliance policies, we could be made party to a contract, arrangement or situation that requires the assumption of large liabilities or has less advantageous terms than is typically found in the market.
The loss of senior management or other key employees, or failure to implement effective succession planning strategies, may have a material adverse impact on our business.
We cannot assure you that we will be able to retain our existing senior management personnel or other key employees or attract additional qualified personnel. The loss of any member of our management team, particularly our brand leaders, could adversely impact our business and operations. We do not maintain, nor do we plan to obtain, “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees. We may modify our management structure from time to time or reduce our overall workforce, which may create marketing, operational and other business risks. In addition, if we are unable to retain other key personnel, the roles and responsibilities of those employees will need to be filled, which may require that we devote time and resources to identify, hire and integrate new employees, or be assigned to existing employees, which may require them to devote time and attention to additional responsibilities. The loss of members of our management team or other key employees and failure to implement effective succession plans could adversely affect our business, financial condition and results of operations.
Competition for our employees is intense, and we may not be able to attract, integrate or retain the appropriate number of qualified employees needed to support our business.
We are a professional and technical services company, and our business is accordingly labor intensive. Therefore, our ability to attract, retain and expand our senior management and our professional and technical staff is an important factor in determining our future success. The market for engineers, consultants and skilled labor is competitive and, from time to time, it may be difficult to attract and retain qualified individuals with the required expertise within the time frames demanded by our clients. Our failure to attract and retain key individuals could impair our ability to provide services to our clients and conduct our business effectively.

We may also face labor shortages, particularly in our Engineering & Consulting segment, which may lead to higher wages for our existing employees and higher costs to purchase the services of third parties. Increases in labor costs, wage inflation and/or increased overtime as a result of such shortages reduce our profitability and that of our customers. Such increases in labor costs for a prolonged period of time could have a material adverse impact on our business, financial condition and results of operations.
We are subject to work stoppages, union negotiations, labor disputes and other matters associated with our labor force, which may adversely impact our operations and cause us to incur incremental costs.
As of December 31, 2025, approximately 64.1% of our full-time employees were covered by collective bargaining agreements, which on occasion may require renegotiation. The outcome of future negotiations relating to union representation or collective bargaining agreements may not be favorable to us in that they may increase our operating expenses and lower our net income as a result of higher wages or benefit expenses. In addition, negotiations with unions diverts management’s attention and could disrupt operations, which may adversely affect our results of operations. If we are unable to negotiate acceptable collective bargaining agreements, we may have to address the threat of union-initiated work actions, including work slowdowns and strikes. Depending on the nature of the threat, the impacted brand(s), the location of the affected employees or the type and duration of any work action, these actions could have a material adverse impact on our business, financial condition and results of operations.
We may be required to contribute additional cash to meet our benefit obligations associated with multiemployer pension plans in which we participate.
A multiemployer pension plan is typically established under a collective bargaining agreement with a union to cover the union-represented workers of various unrelated companies. Certain of our collective bargaining agreements with unions require us to contribute to various multiemployer pension plans; however, we do not control or manage these plans, as the plans are sponsored and administered by a board of trustees. For the year ended December 31, 2025, we contributed approximately $75.6 million to multiemployer pension plans. Under the Employee Retirement Income Security Act of 1974, as amended, an employer who contributes to a multiemployer pension plan and the members of such employer’s controlled group, absent an applicable exemption, may be jointly and severally liable for the contributing employer’s proportionate share of the plan’s unfunded vested benefits in the event the employer ceases to have an obligation to contribute to the plan or substantially reduces its contributions to the plan (i.e., in the event of a complete or partial withdrawal from an applicable multiemployer plan or plan termination). If we withdraw from a multiemployer plan or such plan is terminated, absent an applicable exemption (such as that for qualifying employers in some plans in the building and construction industry), we could be required to contribute cash (typically over a number of years) to fund our portion of the multiemployer plan’s unfunded vested benefits, which could have a material adverse impact on our business, financial condition and results of operations; however, because we do not control the multiemployer plans and the plans’ funded status changes year to year, we are unable to estimate any potential contributions that could be required if a withdrawal for which an exception does not apply were to occur.
Our profitability could suffer if we are not able to maintain adequate utilization of our workforce.
The cost of providing our services, including the extent to which we utilize our workforce, affects our profitability. The rate at which we utilize our workforce is affected by a number of factors, including our ability to transition employees from completed projects to new assignments and to hire and assimilate new employees; our ability to forecast demand for our services and thereby maintain an appropriate headcount in each of our geographies and operating units; negotiations with the unions to which our employees may belong; and our ability to manage attrition.
If we under-utilize our workforce, our profit margin and profitability could suffer, which could in turn have a material adverse impact on our business, financial condition and results of operations.
Our clients have been and could be impacted by the availability and prices of commodities, services, equipment and materials.
The availability and pricing of commodities, services, equipment and materials can affect our clients in a number of ways. For example, for those clients that produce commodity products, fluctuations in price and availability can have a direct effect on their profitability and cash flow and, therefore, their willingness to continue to invest or make new capital investments. Further, declines in commodity prices can negatively impact our business in regions whose economies are substantially dependent on commodity prices by reducing our clients’ ability to invest in capital projects. In addition, particularly with respect to our data center clients, the unavailability of water or other utility services may delay project completions or cause our clients to defer investments. To the extent commodity, services, equipment and materials prices and availability decline or fluctuate and our clients defer new investments or cancel or delay existing projects, the demand for our services decreases, which could have a material adverse impact on our business, financial condition and results of operations.
The availability and pricing of commodities, equipment and materials can also affect the costs of projects. Rising commodity, equipment and materials prices can negatively impact the potential returns on investments that are planned, as well as those in progress, and result in clients deferring new investments or canceling or delaying existing projects. Cancellations and delays have affected our past results and may continue to do so in significant and unpredictable ways and could have a material adverse impact on our business, financial condition and results of operations.
The loss of one or a few clients could have an adverse impact on us.
Although we provide services to a diverse portfolio of client end markets and have long-standing relationships with many of our significant clients, our clients may unilaterally reduce, fail to renew or terminate their contracts with us at any time. While no single client accounted for more than 10% of our revenue during the years ended December 31, 2025, 2024 or 2023, the loss of business from a significant client, or a number of significant clients, could have a material adverse impact on our business, financial condition and results of operations.
The nature of our business exposes us to potential liability for warranty, engineering and other related claims and our insurance policies may not provide adequate coverage.
We typically provide contractual warranties for our services and materials, guaranteeing the work performed against, among other things, defects in workmanship, and we may agree to indemnify our customers for losses related to our services. While our standard warranty period lasts twelve months, the length of these warranty periods varies, and certain projects can have longer warranty periods and include facility performance warranties that are broader than the warranties we generally provide. Warranties generally require us to re-perform the services and/or repair or replace the warranted item and any other facilities impacted thereby, at our sole expense, and we could also be responsible for other damages if we are not able to adequately satisfy our warranty obligations. In addition, we can be required under contractual arrangements with our customers to warrant any defects or failures in materials we provide. While we generally require materials suppliers to provide us warranties that are consistent with those we provide to customers, if any of these suppliers default on their warranty obligations to us, we may incur costs to repair or replace the defective materials.
Furthermore, our business involves professional judgments regarding the planning, design, development, construction, operations and management of MEP and HVAC systems. Because our projects are often technically complex, our failure to make judgments and recommendations in accordance with applicable professional standards, including engineering standards, could result in damages. An accident or other adverse event at a project site or completed project resulting from the services we performed could result in professional or product liability, personal injury (including claims for loss of life) or property damage claims or other claims against us, as well as reputational harm. Although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, we may be deemed to be responsible for these professional judgments, recommendations or opinions if they are later determined to be inaccurate, or if an accident or other adverse event or failure occurs at one of our project sites or completed projects. These liabilities could exceed our insurance limits or impact our ability to obtain third-party insurance in the future, and customers, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. We could also be liable to third parties, including through class actions, even if we are not contractually bound to those third parties. These liabilities could exceed our insurance limits or the fees we generate, may not be covered by insurance at all due to various exclusions in our coverage and could impact our ability to obtain insurance in the future. Further, any such incident may lead to reputational harm. Any unfavorable legal ruling against us could result in substantial monetary damages, disqualification to perform services in the future or even criminal violations. As a result, warranty, engineering and other related claims could have a material adverse impact on our business, financial condition and results of operations.
Additionally, certain of our brands manufacture products sold to customers and other third parties, and we can be exposed to product liability and warranty claims if our products result in, or are alleged to result in, bodily injury and/or property damage or our products actually or allegedly fail to perform as expected. Furthermore, certain of our products are designed to support critical infrastructure and any failure of such products could result in significant product liability and warranty claims, as well as damage to our reputation in the marketplace. Our product development, manufacturing and testing may be inadequate to detect all defects, errors, failures and quality issues, which could impact customer satisfaction or result in claims against us. As a result, we may have, and from time to time have had, to replace certain components and/or provide remediation in response to the discovery of defects in our products, and the occurrence of any defect, error, failure or quality issue could result in cancellation of orders, product returns, damage to our reputation, diversion of our resources, lawsuits or claims by our customers or other third parties and other losses to us or to any of our customers or third parties, which could have a material adverse impact on our business, financial condition and results of operations.
Unavailability or cancellation of third-party insurance coverage would increase our overall risk exposure as well as disrupt the management of our business operations.
Our services involve significant risks of professional and other liabilities, which may substantially exceed the fees that we derive from our services. We maintain insurance coverage from third-party insurers as part of our overall risk management strategy and because some of our contracts require us to maintain specific insurance coverage limits. From time to time, we assume liabilities as a result of indemnification provisions contained in our service contracts. We cannot predict the magnitude of these potential liabilities.
We are liable to pay such liabilities from our assets if and when the aggregate settlement or judgment amount exceeds our insurance policy limits. Further, our insurance may not protect us against liability because our policies typically have various exceptions to the claims covered and also require us to assume some costs of the claim even though a portion of the claim may be covered. A partially or completely uninsured claim, if successful and of significant magnitude, could have a material adverse impact on our liquidity.
If any of our third-party insurers fail, suddenly cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, then our overall risk exposure and our operational expenses would increase, and the management of our business operations would be disrupted. In addition, if we expand into new markets, we may not be able to obtain insurance coverage for these new activities or, if insurance is obtained, the dollar amount of any liabilities incurred could exceed our insurance coverage. There can be no assurance that any of our existing insurance coverage will be renewable upon the expiration of the coverage period or that future coverage will be affordable at the required limits. Any uninsured claim, either in whole or in part, as well as any claim covered by insurance but subject to a policy limit, high deductible and/or retention, if successful and of material magnitude, could have a material adverse impact on our business, financial condition and results of operations.
Cybersecurity incidents, including cyberattacks, breaches of digital security, information technology system failures and network disruptions, may result in information theft, data corruption, operational disruption and/or financial loss and cause potential liability or reputational damage or otherwise adversely affect our business.
Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers, to conduct day-to-day operations, improve safety and efficiency and lower costs. We also collect and retain information about our customers, stockholders, vendors, employees, contractors, business partners and other parties, all of which expect that we will adequately protect such information. We use computerized systems to help run our financial and operations functions, including processing payment transactions, communicating with our employees and business partners, storing confidential records and conducting operations, which may subject our business to increased risks. This risk may be particularly heightened by our lack of a centralized enterprise resource planning system. If any of our financial, operational or other technology systems fail or have other significant shortcomings, our financial results could be adversely affected. Our financial results could also be adversely affected if an employee or other third party causes our operational systems to fail, either by error or by deliberately tampering with or manipulating our operational systems. Malicious third parties or insiders may also attempt to fraudulently induce employees or customers into disclosing sensitive information such as usernames, passwords or other information or otherwise compromise the security of our information systems. Additionally, our brands maintain some of their own information systems, data and service providers. While our cybersecurity risk management program and processes, including policies, controls and procedures, are designed to cover our brands, these measures may not be fully implemented, complied with or effective in protecting all information systems and operations.
Cybersecurity incidents are evolving and are increasing in frequency and magnitude across all business types. We have experienced, and may continue to experience, cybersecurity threats. We have implemented security measures, internal controls and testing, systems redundancy and third-party products and services that are designed to detect and protect against cyberattacks. We regularly update and review our testing protocols; however, no security measure is infallible, and further, we may not be able to timely deploy and monitor effective measures and protocols at our brands. Despite these measures and any additional measures we may implement or adopt in the future, our facilities and systems, and those of our third-party service providers, have been and continue to be vulnerable to cyber incidents, such as security breaches, computer viruses, other malicious or destructive software, ransomware, denial-of-service attacks, lost or misplaced data, programming errors, scams, hacking, burglary, human errors, misdirected wire transfers, damage by individuals (which may include our and our third party providers’ employees), groups or nation states or state-sponsored threats and other adverse events, including threats to our critical operations technologies. Moreover, we may acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures, which exposes us to significant cybersecurity, operational and financial risks until they are fully integrated into our information systems. Additionally, the increased use of remote working arrangements by employees, vendors and other third parties has increased the exposure to possible attacks, thereby increasing the risk of a data security compromise. Third-party systems on which we rely could also suffer such cybersecurity incidents or operational system failures. Any of these occurrences could result in material harm to our business, including disruption of our business plans; ransom payments; significant remediation and cybersecurity protection costs; loss of customer, stockholder, vendor or employee data; loss, disclosure or misappropriation of intellectual property, proprietary information or other confidential, sensitive or personal information; litigation and legal risks, including regulatory actions; potential liability; damage to our reputation or customer relationships; or damage to the Company’s competitiveness, stock price and long-term shareholder value, or otherwise have a material adverse impact on our business, financial condition and results of operations. An attack could also cause service disruptions to our internal systems or, in extreme circumstances, infiltration into, damage to or loss of control of our customers’ systems. While we maintain insurance coverage for these types of cybersecurity incidents, such insurance policies may not completely provide coverage for, or completely offset, the costs associated with such incidents, including losses from reputational harm or the costs to improve security against future similar threats. Additionally, because the techniques used to obtain unauthorized access or sabotage information technology systems change frequently and are generally not identifiable until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. As a result, we may be required to expend significant resources to protect against the threat of system disruptions and security breaches or to alleviate problems caused by these disruptions and breaches.
In addition, new or evolving laws and regulations governing data privacy and the unauthorized disclosure of confidential or protected information and recent legislation in certain U.S. states, including the California Consumer Privacy Act, as amended by the California Privacy Rights Act, state biometric laws and other emerging U.S. state privacy laws, pose increasingly complex compliance challenges and could potentially elevate our compliance costs. Any failure to comply with these laws and regulations, or an exposure or exfiltration of information covered by such laws and regulations, including, without limitation, in connection with a cybersecurity incident, could result in significant penalties and legal liability and could have a material adverse effect on our business, financial condition and results of operations.
We use artificial intelligence, machine learning, data science and analytics and related tools in our business, and challenges with properly managing such technologies, as well as uncertainty regarding the legal and regulatory landscape surrounding their use, could result in reputational harm, competitive harm and legal liability, and adversely affect our business.
We utilize artificial intelligence, machine learning, data science and analytics and related tools (collectively, "AI") to collect, aggregate and analyze data. We may continue to incorporate AI and related solutions into our business and services. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our business or operations or result in our business or operations being more efficient or profitable. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias or contain other errors or inadequacies, any of which may not be easily detectable. AI has also been known to produce false or “hallucinatory” inferences or outputs. Additionally, our competitors or other third parties may incorporate AI into their product and service offerings more quickly or more successfully than us, which could impair our ability to compete effectively. If the AI solutions that we create or use are deficient, inaccurate, controversial or not sufficiently competitive, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm or other adverse impacts on our business, operating results and financial conditions.
In addition, regulation of AI is rapidly evolving as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.
Legal proceedings, investigations and disputes could result in substantial monetary penalties and damages, especially if such penalties and damages exceed or are excluded from existing insurance coverage.
We engage in services that can result in substantial injury or damages that may expose us to legal proceedings, investigations and disputes. For example, in the ordinary course of our business, we may be involved in legal disputes regarding, among other things, personal injury claims, including those related to workplace accidents, property damage claims, environmental matters, employee or labor disputes, professional liability claims and general commercial disputes involving project cost overruns and liquidated damages as well as other claims. In addition, in the ordinary course of our business, we frequently make professional judgments and recommendations about engineering conditions of project sites for our clients, and we may be deemed to be responsible for these judgments and recommendations if they are later determined to be inaccurate. Any unfavorable legal ruling against us could result in substantial monetary damages or even criminal violations. We maintain insurance coverage as part of our overall legal and risk management strategy to minimize our potential liabilities; however, insurance coverage contains exclusions, caps and other limitations that may not cover our potential liabilities. Generally, our insurance program covers workers’ compensation and employer’s liability, general liability, automobile liability, professional errors and omissions liability, property and contractor’s pollution liability (in addition to other policies for specific projects). Our insurance program includes deductibles or self-insured retentions for each covered claim that may increase over time. In addition, our insurance policies contain exclusions that insurance providers may use to deny or restrict coverage. Employment practices liability and professional and pollution liability insurance policies provide for coverage on a “claims-made” basis, covering only claims actually made and reported during the policy period currently in effect. If we sustain legal liabilities that exceed or that are excluded from our insurance coverage, or for which we are not insured, it could have a material adverse impact on our business, financial condition and results of operations.
If our goodwill or other intangible assets become impaired, then our profits may be significantly reduced.
Because we have historically acquired a significant number of companies, goodwill and other intangible assets represent a majority of our assets. As of December 31, 2025, our goodwill was approximately $764.3 million and intangible assets, net was approximately $551.4 million. We are required to perform a goodwill impairment test for potential impairment at least on an annual basis. We also assess the recoverability of the unamortized balance of our intangible assets when indications of impairment are present based on expected future profitability and undiscounted expected cash flows and their contribution to our overall operations. The goodwill impairment test requires us to determine the fair value of our reporting units, which are the components one level below our reportable segments. In determining fair value, we make significant judgments and estimates, including assumptions about our strategic plans with regard to our operations. We also analyze current economic indicators and market valuations to help determine fair value. In the fiscal year 2025, we recognized (i) a goodwill impairment of $25.0 million relating to the determination that the carrying amount of one of our reporting units exceeded its fair value and (ii) a long-lived asset impairment of $2.4 million relating to the determination that the carrying amount of one of our asset groups exceed its fair value. In the fiscal year 2024, we recognized a goodwill impairment of $17.8 million relating to the determination that the carrying amount of one of our reporting units exceeded its fair value. In the fiscal year 2023, we recognized a goodwill impairment charge of $5.1 million relating to our determination that the carrying amount of one of our reporting units exceeded its fair value. To the extent economic conditions that would impact the future operations of our brands change, our goodwill may be deemed to be impaired, and we would be required to record a noncash charge that could have a material adverse impact on our business, financial condition and results of operations.
Our use of the cost-to-cost input method of accounting could result in a reduction or reversal of previously recorded revenue or profits.
We primarily measure the progress toward complete satisfaction of performance obligation(s), and therefore a material portion of our revenue is recognized, using the cost-to-cost input method of accounting, which results in our recognizing contract revenue and earnings ratably over the contract term in the proportion that our actual costs bear to our estimated contract costs. The earnings or losses recognized on individual contracts are based on estimates of contract revenue, costs and profitability. We review our estimates of contract revenue, costs and profitability on an ongoing basis. Prior to contract completion, we may adjust our estimates on one or more occasions as a result of change orders to the original contract, collection disputes on amounts invoiced or claims for increased costs incurred by us due to delays and other factors. Contract losses are recognized in the fiscal period when the loss is determined. Contract profit estimates are also adjusted in the fiscal period in which it is determined that an adjustment is required. As a result of the requirements of the cost-to-cost input method of accounting, the possibility exists, for example, that we could have estimated and reported a profit on a contract over several periods and later determined, usually near contract completion, that all or a portion of such previously estimated and reported profits were overstated. If this occurs, the full aggregate amount of the overstatement will be reported for the period in which such determination is made, thereby eliminating all or a portion of any profits from other contracts that would have otherwise been reported in such period or even resulting in a loss being reported for such period. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long-term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenue and profits. Any such reductions or reversals could have a material adverse impact on our business, financial condition and results of operations.
Changes in accounting rules and regulations could adversely affect our financial results.
Accounting rules and regulations are subject to review and interpretation by the Financial Accounting Standards Board (the “FASB”), the Securities and Exchange Commission (the "SEC") and various other governing bodies. A change in U.S. generally accepted accounting principles ("GAAP") could have a significant effect on our reported financial results. Additionally, the adoption of new or revised accounting principles could require that we make significant changes to our systems, processes and controls. We cannot predict the effect of future changes to accounting principles, which could have a significant effect on our reported financial results and/or our business, financial condition and results of operations.
We have identified material weaknesses in our internal control over financial reporting which could, if not timely remediated, adversely affect our ability to accurately and timely report our financial results.
We are required to comply with the rules of the SEC implementing Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), and our management will be required to certify financial and other information in our periodic reports and provide an annual management report on the effectiveness of internal control over financial reporting, starting with our Annual Report on Form 10-K for the year ending December 31, 2026. Our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404.
As discussed in more detail in Part II, Item 9A, "Controls and Procedures" below, we and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we did not (i) design and implement effective general information technology controls (“GITCs”) for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements or (ii) fully maintain certain components of the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") framework, including elements of information and communication and control activities.
These material weaknesses remained unremediated as of December 31, 2025. While we are developing and implementing remediation activities and will continue to dedicate significant efforts and resources to ensure our reporting requirements are met, we cannot assure you that the measures that we have taken, and that will be taken, to remediate these material weaknesses will remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
If we are unable to remediate our existing material weaknesses or identify and remediate additional material weaknesses and are unable to comply with the requirements of Section 404 of SOX or, in the future, attest that our internal control over financial reporting is effective, our business processes controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected. In such cases, we also could become subject to investigations by the Nasdaq Stock Market LLC (the "Nasdaq"), the SEC or other regulatory authorities, which could require additional financial and management resources.
Risks Related to Growth and Acquisitions
As a growing company with a relatively limited operating history at our current scale, we face various risks, uncertainties, expenses and difficulties. Our business is dependent on our ability to effectively continue to develop, maintain and scale our platform.
Our expected future growth presents numerous managerial, administrative, operational and other challenges. Our ability to manage the growth of our platform will require us to continue to develop and improve our management information systems and our other internal systems and controls. In addition, our growth will increase our need to attract, develop, motivate and retain both our management and professional employees. The inability to effectively manage our growth or the inability of our employees to achieve anticipated performance could have a material adverse impact on our business, financial condition and results of operations.
We may not be able to achieve expected returns from our growth strategy.
We invest our capital in areas that we believe best align with our business strategy and optimize future returns. Investments in capital expenditures may not generate expected returns or cash flows. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in strategies that are ultimately less profitable than those that we do not select. Delays in strategy implementation and the ramping of new business lines or services, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures.
In addition, our growth strategy involves several risks including the following:
•unavailability of necessary funding, which may include external sources;
•inability to attract, retain and motivate key talent;
•inability to identify or acquire attractive acquisition targets;
•delays, disruptions and potential restrictions related to environmental, health and safety laws, regulations or permits;
•potential restrictions on expanding in certain geographies;
•insufficient customer demand to utilize our increased capacity;
•inability to complete construction as scheduled and within budget;
•inability to meet capital expenditure requirements for our growth strategy, including during periods of relatively low free cash flow generation, resulting from challenging industry conditions;
•increases to our cost structure until new business lines or services are ramped to adequate scale;
•potential changes in laws or provisions of government incentives and grants; and
•potential changes in government agency funding priorities with respect to relevant programs.
From time to time, we have experienced the impacts from the above items and, because these risks are a characteristic of our business, we expect to experience them in the future. The nature and extent of the impact from these risks could result in delays in our growth initiatives and the completion of our projects and increased costs.
Any of the above factors could have a material adverse impact on our business, financial condition and results of operations.
If we cannot maintain our corporate culture as we grow, we could lose the innovation, collaboration and focus that contribute to our business.
We believe that our culture has been and will continue to be a critical contributor to our success. We expect to continue to hire aggressively as we expand, and we believe our corporate culture has been crucial in our success and our ability to attract highly skilled personnel. If we do not continue to develop our corporate culture or maintain and preserve our core values as we grow and evolve, we may be unable to foster the innovation, curiosity, creativity, focus on execution, teamwork and the facilitation of critical knowledge transfer and knowledge sharing we believe we need to support our growth. Our anticipated headcount growth and our transition from a private company to a public company may result in a change to our corporate culture, which could have a material adverse impact on our business, financial condition and results of operations.
From time to time, we may evaluate and potentially consummate acquisitions or other strategic business combinations, which could require significant management attention, disrupt our business and adversely affect our financial results.
As part of our growth strategy, we acquire companies that expand, complement, and/or diversify our businesses. However, there is no guarantee that we will be successful in identifying targets that meet our requirements for acquisition.

We may also face increased competition from other potential acquirers who may have greater financial resources available to them or who may be in a position to offer more favorable terms to the target company. This competition may limit our ability to pursue acquisition opportunities. Additionally, circumstances beyond our control, such as interest rates, inflation and potential disruptions resulting from public health emergencies, may hinder our ability to pursue and complete acquisitions. Further, realization of the anticipated benefits of an acquisition, and avoiding or mitigating the potential risks associated with an acquisition, will depend, among other things, upon our ability to (i) effectively conduct due diligence to identify and mitigate potential problems at companies we propose to acquire, (ii) recognize incompatibilities or other obstacles to the successful integration of the acquired business with our other operations and (iii) gain greater efficiencies and scale that will translate into anticipated synergies or reduced costs in a timely manner. However, there can be no assurance that an acquisition we may make in the future will provide the benefits anticipated when entering into the transaction. Acquisitions we have completed and potential future acquisitions could expose us to operational challenges and risks, including the diversion of management’s attention from our existing businesses, the failure to retain key personnel or customers of the acquired business and the assumption of unknown liabilities of the acquired business for which there are inadequate reserves. Our ability to sustain our growth and maintain our competitive position may be affected by our ability to identify and acquire desirable businesses and successfully integrate any acquired business.
In addition, while we work to implement or maintain internal controls and financial reporting standards and procedures in the businesses we acquire, including integrating such acquired businesses into our consolidated financial reporting systems and controls, we cannot be certain that such implementation and integration will be quickly and effectively completed. Our internal control processes and procedures with respect to such businesses may need to be adjusted or enhanced to bring such businesses in compliance with the regulations we are subject to as well as our internal policies and standards. Such changes could result in significant additional costs to us and could require the diversion of management’s attention from our existing businesses or other strategic initiatives.
For the reasons set forth above, any unsuccessful acquisitions could have a material adverse impact on our business, financial condition and results of operations.
We may have difficulty integrating the operations and personnel of any acquired company.
If we fail to conduct adequate due diligence on our potential targets, we may not identify problems at target companies, or fail to recognize incompatibilities or other obstacles to successful integration. For example, as we integrate past and future acquisitions and evolve our corporate culture to incorporate new workforces, some employees may not find such integration or cultural changes appealing and seek other employment. The failure to retain such personnel or to maintain our corporate culture as a result of these acquisitions may preclude realization of the full benefits expected by us as a result of such acquisitions and harm our business, financial condition or results of operations.
We may acquire other companies, which could result in dilution to our shareholders or otherwise impact our financial position.
Acquisitions we make from time to time may cause us to (i) issue equity securities that would dilute our stockholders’ ownership percentage, (ii) use a substantial portion of our cash resources, (iii) increase our interest expense, leverage and debt service requirements (if we incur additional debt to fund an acquisition) or (iv) record goodwill and non-amortizable intangible assets that are subject to impairment testing and potential impairment charges.
For instance, in connection with the Bowers acquisition and the Metrix acquisition, the Company issued 2,551,672 and 149,331 shares of Class A Common Stock, respectively. Additionally, deferred consideration in connection with the Bowers acquisition is payable on December 31, 2026, in cash, Class A Common Stock, or a combination thereof, at the Company’s discretion. In connection with the Bowers acquisition, Legence Holdings also incurred incremental term loan borrowings of $200.0 million to partially finance the Bowers acquisition. Refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 9—Debt."
Delaware law and our organizational documents may impede or discourage a merger, takeover or other business combination with us even if the business combination would have been in the short-term best interests of our stockholders.
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our stockholders. In addition, our board of directors (the "Board") will have the power, without stockholder approval, to designate the terms of one or more series of preferred stock and issue shares of preferred stock, which could be used defensively if a takeover is threatened. These features, as well as provisions in our amended and restated certificate of incorporation and amended and restated bylaws, such as those relating to advance notice of certain stockholder proposals and nominations, could impede a merger, takeover or other business combination involving us, or discourage a potential acquirer from making a tender offer for our Common Stock, even if the business combination would have been in the best interests of our current stockholders.
In addition, certain change of control events have the effect of accelerating the payment due under our TRA, which could be substantial and accordingly serve as a disincentive to a potential acquirer. See “Risks Related to Our Class A Common Stock and Structure—In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits we realize, if any, in respect of the tax attributes subject to the TRA” for more information.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware (the “Delaware Court of Chancery”) as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a different judicial forum for disputes with us or our directors, officers, employees or agents.
Our amended and restated certificate of incorporation provides that unless we consent in writing to the selection of an alternative forum, the Delaware Court of Chancery will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our directors, officers, employees, agents or stockholders to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (as amended, “DGCL”), our amended and restated certificate of incorporation or our amended and restated bylaws, (iv) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated bylaws, (v) any action asserting a claim against us or any of our directors, officers, employees, agents or stockholders that is governed by the internal affairs doctrine, (vi) any action asserting an “internal corporate claim” as that term is defined in Section 115 of the DGCL, or (vii) any action as to which the DGCL confers jurisdiction on the Delaware Court of Chancery; provided that the forum selection provision in our amended and restated certificate of incorporation identifies the federal district courts of the United States as the exclusive forum for any complaint asserting a cause of action arising under the Securities Act of 1933, as amended (the “Securities Act”) or the Securities Exchange Act of 1934, as amended (the “Exchange Act”), unless we consent in writing to the selection of an alternative forum. Notwithstanding the above, Section 22 of the Securities Act, creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder; accordingly, we cannot be certain that a court would enforce our exclusive forum provision as it relates to complaints asserting a cause of action arising under the Securities Act. This choice of forum may limit a stockholder’s ability to bring a claim in a different judicial forum for disputes with us or our directors, officers, employees or agents. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law or the Securities Act, as applicable, for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or such persons. Alternatively, if a court were to find any of the forum selection provisions contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable, we may incur additional costs associated with having to litigate such action in other jurisdictions, which could have an adverse effect on our business, financial condition, results of operations, cash flows, and prospects and result in a diversion of the time and resources of our employees, management, and our Board.
Increases and uncertainty in our health insurance costs could adversely impact our results of operations and cash flows.
The costs of employee health insurance have been increasing in recent years due to rising health care costs, legislative changes, and general economic conditions. Additionally, we may incur additional costs as a result of the Patient Protection and Affordable Care Act (the “Affordable Care Act”) that was signed into law in March 2010. Future legislation could also have an impact on our business. The status of the Affordable Care Act, any amendment, repeal or replacement thereof, is currently uncertain. For example, in December 2019, the U.S. Court of Appeals for the Fifth Circuit struck down a central provision of the Affordable Care Act, ruling that the requirement that people have health insurance was unconstitutional, sending the case back to a federal district judge in Texas to determine which of the law’s many parts could survive without the mandate. On March 2, 2020, the U.S. Supreme Court granted certiorari to review this case, and on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. The Affordable Care Act is expected to remain in effect in its current form; however, we continue to evaluate the effect that the Affordable Care Act has on our business. A material increase in the costs of employee health insurance could affect our revenue and profitability, which could have a material adverse impact on our business, financial condition and results of operations.
If we expand our operations internationally, we could be subject to new challenges and risks and our financial results could be adversely affected.
International expansion is one of our growth strategies, and we may derive a portion of our revenues and operations from outside of the United States in the future. If we expand internationally, these operations will be subject to a variety of risks that we do not face in the United States, including:
•building and managing a highly experienced foreign workforce and overseeing and ensuring the performance of foreign subcontractors;
•conforming our service offerings to various international regulatory requirements, including the European Union General Data Protection Regulation;
•complying with the U.S. FCPA, economic sanctions, export controls and other U.S. regulations associated with cross-border business activities;
•difficulties in obtaining or complying with various licenses, approvals, certifications and other authorizations necessary to provide our service offerings in any of these jurisdictions;
•difficulties attracting customers in new jurisdictions;
•increased travel, infrastructure and legal and compliance costs associated with multiple international locations;
•additional withholding taxes or other taxes on our foreign income, and tariffs or other restrictions on foreign trade or investment;
•imposition of, or unexpected adverse changes in, foreign laws or regulatory requirements, many of which differ from those in the United States;
•exposure to foreign currency exchange rate risk;
•longer payment cycles for sales in some foreign countries and potential difficulties in enforcing contracts and collecting accounts receivable;
•difficulties in repatriating overseas earnings;
•international and regional economic, political and labor conditions in the countries in which we operate; and
•political unrest, war, incidents of terrorism, pandemics or responses to such events.
Our overall success in international markets will depend, in part, on our ability to succeed in differing legal, regulatory, economic, social, and political conditions. We may not be successful in developing and implementing policies and strategies that will be effective in managing these risks in each country where we do business. Our failure to manage these risks successfully could harm our international operations, reduce our international sales, and increase our costs, thus adversely affecting our business, financial condition and operating results. Further some of our customers, vendors or suppliers may have international operations and are also subject to these risks, and if they are unable to appropriately manage these risks, our business may be harmed.
Risks Related to Indebtedness
We have a significant amount of existing indebtedness and our ability to make scheduled payments on or to refinance our obligations will depend on many factors, some of which are beyond our control.
Our ability to generate cash in order to make scheduled payments on the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, legislative, regulatory and other factors beyond our control, including those discussed in this section. In addition, our ability to borrow funds in the future to make payments on our debt will depend on the satisfaction of the covenants in the agreements governing our Credit Facilities and our other financing and other agreements we may enter into in the future. Specifically, we are required to maintain certain leverage ratios under certain, specified circumstances. Our business may not continue to generate sufficient cash flow from operations in the future and future borrowings may not be available to us under our Credit Facilities or from other sources in an amount sufficient to service our indebtedness to make necessary capital expenditures, complete acquisitions or to fund our other liquidity needs. If we are unable to generate cash from our operations or through borrowings, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to make payments on our indebtedness or refinance our indebtedness will depend on factors, including the state of the capital markets and our financial condition at such time, as well as the terms of our financing agreements. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations and have a material adverse impact on our business, financial condition and results of operations.
We may not be able to finance future needs or adapt our business plan to react to changes in economic or business conditions because of restrictions placed on us by our Credit Facilities and any other instruments governing our other indebtedness.
The agreements governing our debt contain a number of restrictive covenants which will limit our ability to finance future operations, acquisitions or capital needs or engage in other business activities that may be in our interest.
The agreements governing our debt contain a number of significant covenants that impose operating and other restrictions on us and our subsidiaries. Such restrictions affect or will affect and, in many respects, limit or prohibit, among other things, our ability and the ability of some of our subsidiaries to:
•incur additional indebtedness;
•create liens;
•pay dividends and make other distributions in respect of our equity securities;
•redeem or repurchase our equity securities;
•make investments or other restricted payments;
•sell assets;
•enter into transactions with affiliates; and
•effect mergers or consolidations.
In addition, these agreements require us to comply with certain leverage ratios under certain, specified circumstances. Our ability to comply with these ratios may be affected by events beyond our control. These restrictions could limit our ability to plan for or react to market or economic conditions or meet capital needs or otherwise restrict our activities or business plans and could adversely affect our ability to finance our operations, acquisitions, investments or strategic alliances or other capital needs or to engage in other business activities that would be in our interest. A breach of any of these covenants or our inability to comply with the required financial ratios could result in a default under our debt instruments. If an event of default occurs, our creditors could elect to:
•declare all borrowings outstanding, together with accrued and unpaid interest, to be immediately due and payable;
•require us to apply all of our available cash to repay the borrowings; or
•prevent us from making debt service payments on our borrowings.
If we were unable to repay or otherwise refinance our borrowings when due, the applicable creditors could sell the collateral securing some of our debt instruments, which constitutes substantially all of our and our subsidiaries’ assets. Such events could have a material adverse impact on our business, financial condition and results of operations.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our Credit Facilities are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $797.8 million as of December 31, 2025, and $1,590.4 million as of December 31, 2024, an increase in the current interest rate levels of 1.00% would result in an increase in our annual interest expense of $8.0 million and $15.9 million, respectively. As of December 31, 2025 and December 31, 2024, we had interest rate swap agreements in effect with notional amounts of $785.0 million and $815.0 million, respectively. We may, from time to time, enter into additional interest rate derivatives that involve a cap on our interest rate or the exchange of floating for fixed rate interest payments in order to reduce interest rate volatility. However, we may not maintain interest rate derivatives with respect to all of our variable rate indebtedness, and any derivatives we enter into may not fully mitigate our interest rate risk and could be subject to credit risk themselves. A material increase in our debt service obligations as a result of rising interest rates could have material adverse impact on our business, financial condition and results of operations.
Our incurrence of additional indebtedness may affect our business and may restrict our operating flexibility.
From time to time, we may seek additional debt financing to fund the capital requirements of our business or to refinance all or a portion of our existing indebtedness. There is no guarantee that we can continue to renew our Credit Facilities on terms as favorable as those in our existing Credit Facilities and, if we are unable to do so, our costs of borrowing and our business may be adversely affected. The changing nature of the global credit markets could make it more difficult for us to access funds, refinance our existing indebtedness, enter into agreements for uncommitted debt bond facilities and new indebtedness, replace our existing Credit Facilities or obtain funding through the issuance of our securities. Our inability to access credit on acceptable terms, if at all, could have a material adverse impact on our business, financial condition and results of operations.
A downgrade in our debt rating could restrict our ability to access the capital markets.
The terms of our financings are, in part, dependent on the credit ratings assigned to our debt by independent credit rating agencies. We cannot provide assurance that our current credit rating will remain in effect for any given period of time or that it will not be lowered or withdrawn entirely by a rating agency. Factors that may impact our credit rating include, among other things, our debt levels and liquidity, capital structure, financial performance, planned asset purchases or sales, near- and long-term growth opportunities, client base and market position, geographic diversity, regulatory environment, project performance and risk profile. A downgrade in our credit rating could limit our ability to access the debt capital markets or refinance our existing debt or cause us to refinance or issue debt with less favorable terms and conditions. An increase in the level of our indebtedness and related interest costs may increase our vulnerability to adverse general economic and industry conditions and may affect our ability to obtain additional financing, as well as have a material adverse impact on our business, financial condition and results of operations.
We may not be able to maintain sufficient bonding and letter of credit capacity to successfully bid on and win some contracts.
In line with industry practice, we are often required under the terms of our contracts, to provide performance and payment bonds or letters of credit to our customers. These instruments indemnify the customer should we fail to perform our obligations under the contract. If a bond or a letter of credit is required for a particular project and we are unable to obtain an appropriate bond or letter of credit, we cannot pursue that project. Historically, we have had adequate bonding and letter of credit capacity but, as is typically the case, the issuance of a bond is at the surety’s sole discretion and the issuance of a letter of credit is based on our creditworthiness. Because of an overall lack of worldwide bonding capacity, we may find it difficult to find sureties who will provide required levels of bonding, or such bonding may only be available at significant additional cost. There can be no assurance that our bonding capacity will continue to be available to us on reasonable terms. In addition, future projects may require us to obtain letters of credit that extend beyond the term of our existing Credit Facilities. Our inability to obtain adequate bonding and, as a result, to bid on new contracts that require such bonding or letter of credit could have a material adverse impact on our business, financial condition and results of operations.
We may incur liability to our clients under our ESPCs if our projects do not meet the promised performance standards and energy use reductions to which we are committed to under our contracts.
ESPCs are agreements where the scope of work is aligned with contractually established performance standards or guarantees. Should any of these guarantees not be fulfilled, we may face associated risks. Each contract varies regarding the types of guarantees and the duration for which these guarantees must be sustained.
The majority of our ESPCs guarantee a specific reduction in energy consumption and or usage. If the scope of work fails to achieve these reductions, we may be required to compensate the client for the shortfall and/or make additional investments to meet the guaranteed savings. ESPCs can also provide for a certain decrease in operational or maintenance costs. New equipment typically incurs lower maintenance expenses. However, in case of equipment failures, maintenance issues, or comfort concerns, we may face increased costs that could adversely affect profitability. If the energy and operational parameters are not met and, more importantly, not resolved, the client may refuse to pay for the services rendered, resulting in financial losses.
Under our ESPCs, we typically do not take responsibility for a wide variety of factors outside our control and exclude or adjust for such factors in our guarantee as well as our post-project measurements and the resulting calculations. These factors include variations in energy prices and utility rates, weather, facility occupancy schedules, the amount of energy-using equipment in a facility, changes in occupancy type, certain industrial or production process loads, future building renovations or projects and failure of the client to operate or maintain the project properly. If the project does not perform, the reconciliation of these variables and their effect on the performance can be disputed, presenting certain legal and financial risks. Further, variations in energy prices can alter a client’s baseline energy usage, potentially limiting savings from efficiency measures, reducing project scope, or affecting the client’s perceived savings achieved through energy efficiency measures, each of which may lead to legal disputes or financial challenges and impact our reputation and ability to secure future projects.
We rely in part on warranties from our equipment suppliers and subcontractors to back-stop the warranties we provide to our customers under ESPCs and, where appropriate, pass on the warranties to our customers. However, the warranties we provide to our customers are sometimes broader in scope or longer in duration than the corresponding warranties we receive from our suppliers and subcontractors, and we may bear the risk for any differences, as well as the risk of warranty default by our suppliers and subcontractors.
ESPCs are long-term contractual agreements that may carry a heightened risks of liabilities or expenses in the future, which we may not be able to predict. Such liabilities or expenses could be substantial, and they could materially harm our business, financial condition and results of operations.
Despite our current indebtedness levels, we and our subsidiaries may still be able to incur substantially more debt. This could further exacerbate the risks associated with our leverage.
Under the terms of the Credit Agreement, Legence Holdings and its subsidiaries may be able to incur substantial additional indebtedness in the future. Subject to certain conditions, Legence Holdings may incur additional indebtedness in the form of term loans or revolving loans in an aggregate principal amount equal to the sum of (x) the greater of $68.0 million and 100% of the company’s most recently reported last-twelve-month EBITDA (calculated in accordance with the Credit Agreement), (y) the aggregate amount of certain voluntary prepayments and permanent commitment reductions of other indebtedness of Legence Holdings and its subsidiaries and (z) additional unlimited amounts, subject to compliance with the following leverage ratios: (i) for debt secured on a pari passu basis with the obligations under the Credit Agreement, a first lien net leverage ratio no greater than 5.25x, (ii) for debt secured on a junior-priority basis to the obligations under the Credit Agreement, a secured net leverage ratio no greater than 6.25x and (iii) for unsecured debt or debt that is not secured by any collateral that secures the obligations under the Credit Agreement, either (x) a total net leverage ratio no greater than 6.75x or (y) an interest coverage ratio no less than 2.00x. Solely in the case of incremental term loans or revolving loans incurred to finance a permitted acquisition or permitted investment, Legence Holdings and its subsidiaries may incur unlimited indebtedness so long as, after giving effect to such acquisition or investment, the first lien net leverage ratio, secured net leverage ratio or total net leverage ratio, as applicable, is no greater than the level immediately prior to such incurrence or the interest coverage ratio is not less than the level immediately prior to such incurrence, as applicable. The incurrence of such additional indebtedness is subject to other customary conditions including, but not limited to, the absence of an event of default and certain maturity limitations.
With respect to the incurrence tests described above, as of December 31, 2025, we estimate that Legence Holdings and its subsidiaries would have been able to incur (i) approximately $1.4 billion of debt secured on a junior-priority basis to the obligations under the Credit Agreement and (ii) approximately $1.5 billion of unsecured debt or debt that is not secured by any collateral that secures the obligations under the Credit Agreement. Legence Holdings and its subsidiaries could also have incurred unlimited indebtedness in connection with a permitted acquisition or investment to the extent such transaction was leverage-neutral.
In addition, the debt covenant under the Credit Agreement provides for additional exceptions that could permit an unlimited amount of debt under certain circumstances, including in connection with non-speculative hedging agreements, certain acquisitions, indemnification obligations, purchase price adjustments, insurance premiums and certain other debt incurred in the ordinary course of business or consistent with Legence Holdings’ past practice. If new indebtedness is added to Legence Holdings and its subsidiaries’ current debt levels, the related risks that we and they now face could intensify. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt.”
Risks Related to Regulations
Our business and our clients’ businesses are subject to a variety of federal, state and local laws and regulations, which could adversely affect our business, financial condition and results of operations.
Federal, state and local laws and regulations affecting our clients, including, among other things, environmental, health and safety, and permitting requirements, may have a material effect on our business. These regulations are complex and subject to change both in substance and interpretation, and often regulations across various industries and jurisdictions can differ or conflict, all of which can negatively impact our or our clients’ ability to efficiently operate. Furthermore, certain regulatory requirements applicable to our clients are also required of us when we contract with such clients, and our inability to meet those requirements could also result in decreased demand for our services. Increased and changing regulatory requirements applicable to us and our clients have resulted in, among other things, project delays for our services in the past, and may do so in the future, which can adversely affect our business, financial condition and results of operations. Changes in law, regulations or requirements, or a material failure to comply with any of them, could increase our costs and have other negative impacts on our business by, among other things, increasing costs, harming our reputation and, in some instances, causing us to be in violation of our contractual obligations.
Additionally, we collect and retain information about our customers, stockholders, vendors and employees. Legislation and regulatory requirements, as well as contractual commitments, affect how we must store, use, handle, transmit, transfer and otherwise process the confidential and personal information of our customers, stockholders, vendors and employees. These laws, as well as other new or changing legislative, regulatory or contractual requirements concerning data privacy and protection, could require us to expend significant additional compliance costs, and any failure to comply with such requirements can result in significant liability or harm to our reputation.
If we are found to not have complied with applicable laws, we could lose one or more of our licenses, permits or authorizations or face other sanctions or penalties or be required to obtain additional licenses or permits, which may limit our business operations in particular jurisdictions or otherwise harm our business.
We are subject to federal, state and local laws and regulations that affect our business, including laws relating to data privacy and security, employment and labor relations, environmental, health and safety protection, construction and building maintenance, immigration, taxation, anti-corruption, anti-bribery, import-export controls, trade restrictions, internal and disclosure control obligations, securities regulation, anti-competition and state and local licensing regulations. Although we have policies and procedures directed at complying with such laws, the violation of such laws could subject us and our employees to civil or criminal penalties, including substantial monetary fines, or other adverse actions, including debarment from participation in U.S. government contracts, and could damage our reputation and our ability to do business.
In addition, we and many of our clients operate in highly regulated environments, which requires us or our clients to obtain, maintain and to comply with, federal, state and local government permits and approvals. These permits or approvals are subject to denial, revocation or modification under various circumstances. Failure to obtain, maintain or comply with, or the loss or modification of, the conditions of permits or approvals subjects us to the risk of penalties, cessation of our operations or other liabilities or risks which could have a material adverse impact on our business, financial condition and result of operations.
Finally, we regularly issue reports and opinions to clients based on our professional engineering expertise, as well as our other professional credentials. Our reports and opinions may need to comply with professional standards, licensing requirements and other laws and rules governing the performance of professional services in the jurisdiction in which the services are performed. While we aim to include disclaimers in the reports and opinions that we prepare for our clients, once we produce such written work product, we do not always have the ability to control the manner in which our clients use such information. If such reports or opinions prove to be incorrect, or our clients misuse such information, our professional licenses in the relevant jurisdiction may be reviewed or revoked, and we may be subject to lawsuits by our clients.

Some of our clients receive federal, state and local government incentives for building new facilities or to make energy efficiency upgrades to their buildings. If these incentives are reduced or limited, the scope for some of our projects may be impacted and there may be less demand for our services.
Some of our clients receive federal, state and local government incentives for building new facilities or to make energy efficiency upgrades to their buildings. For example, they may benefit from federal legislation, including the Inflation Reduction Act of 2022, the Infrastructure Investment and Jobs Act, the CHIPS Act of 2022 and state and local legislation provided for tax credits, grants, subsidies and rebates to businesses, as well as federal, state and local governmental bodies, for investments in new facilities or for making energy efficiency upgrades to their facilities. Additionally, certain jurisdictions have adopted building performance standards that require commercial and multifamily buildings to meet certain energy efficiency levels.
Any reductions or modifications to, or the elimination of, these governmental incentives, policies, programs or laws that support building new facilities or energy efficiency upgrades, or that require certain energy efficiency levels, could impact the scope of our projects with some clients. Further, if energy prices decline in the future, the return on investment some clients expect to realize from some projects may be reduced, making upgrades offered by our services less financially compelling for those clients, and therefore reducing demand for our services. Finally, the Supreme Court’s recent decision in Loper Bright Enterprises v. Raimondo, which restricted federal agencies’ ability to interpret vague or broad legislation, could introduce uncertainty around applicable agency regulations and, therefore, negatively impact the demand for our services.
Tax matters, including changes in corporate tax laws and disagreements with taxing authorities, could impact our results of operations and financial condition.
We conduct business across the United States and file income tax returns with the Internal Revenue Service (the “IRS”) and in various state jurisdictions. Significant judgment is required in our accounting for income taxes. In the ordinary course of our business, there are transactions and calculations for which the most appropriate tax treatment is unsettled or unresolved. Changes in tax laws and regulations, in addition to changes and conflicts in related interpretations and other tax guidance, could materially impact our provision for income taxes, deferred tax assets and liabilities and liabilities for uncertain tax positions. On July 4, 2025, the One Big Beautiful Bill Act (“the Act”) was enacted into law. The Act includes significant changes to the U.S. tax code, including restoration of immediate recognition of domestic research and development expenditures and reinstatement of 100% bonus depreciation for qualifying property. The Act also removes the deductions under Code Section 179D for energy-efficient commercial buildings, effective for properties where construction begins after June 30, 2026. Additionally, the Act eases the limitation on interest expense deductions by allowing companies to calculate their income for Code Section 163(j) purposes before deducting depreciation and amortization. The Company incorporated the estimated effects of the Act within its financial statements for the three and twelve months ended December 31, 2025, which did not have a material impact on its effective tax rate. While the Company's current estimates do not result in a material impact, the ultimate effect will depend on a number of factors, including the issuance of regulatory guidance and further interpretation of the Act. The Company will continue to monitor developments and evaluate the impact of the Act on its consolidated financial statements, including the effects on its deferred tax assets and liabilities, and will recognize any required adjustments in the period in which the analysis is complete and the impacts can be quantified with reasonable certainty.
Issues relating to tax audits or examinations and any related interest or penalties and uncertainty in obtaining deductions or credits claimed in various jurisdictions could also impact the accounting for income taxes. Our results of operations are reported based on our determination of the amount of taxes we owe in various tax jurisdictions, and our provision for income taxes and tax liabilities are subject to review or examination by taxing authorities in applicable tax jurisdictions. An adverse outcome of such a review or examination could adversely affect our business, financial condition and results of operations. Further, the results of tax examinations and audits could have a negative impact on our results of operations and financial condition where the results differ from the liabilities recorded in our financial statements. Finally, we will not be reimbursed for any cash payments previously made to the TRA Members under the TRA in the event that any tax benefits initially claimed by us and for which payment has been made to the TRA Members are subsequently challenged by a taxing authority and are ultimately disallowed.
Changes in U.S. trade policy, including the imposition of tariffs and the resulting consequences, may have a material adverse impact on our business, financial condition and results of operations.
During the year ended December 31, 2025, the U.S. government announced significant trade policy and tariff actions on imports from a broad set of countries. These tariffs and other changes in U.S. trade policy have triggered and could continue to trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. exports or bans on certain of their exports. As a result, there may be greater restrictions and economic disincentives on international trade. More recently, on February 20, 2026, the U.S. Supreme Court ruled that certain trade tariffs imposed by the U.S. federal government under the International Emergency Economic Powers Act ("IEEPA") were unconstitutional. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Additionally, international conflicts like Russia’s invasion of Ukraine in February 2022 and the ongoing conflict involving Iran, may also give rise to trade sanctions, which have impacted and could impact in the future the operations and financial performance for companies worldwide.
We, our suppliers and our customers import certain raw materials, components and other products from foreign suppliers, including, but not limited to, the steel and aluminum used by our fabrication facilities. As such, while the duration, extent and effects of the above mentioned tariffs and trade actions cannot be predicted with certainty, they have in the past and may continue to adversely impact demand for our services, our costs, our customers, our suppliers and the U.S. economy, which in turn could have an adverse impact on our business, financial condition and results of operations.
We are government contractors, and our brands are accordingly subject to a number of rules and regulations, and their contracts with government entities are subject to audit. Violations of the applicable rules and regulations could result in a brand being barred from future government contracts.
Government contractors must comply with many regulations and other requirements that relate to the award, administration and performance of government contracts. A violation of these laws and regulations could result in imposition of fines and penalties, the termination of a government contract or suspension or debarment from bidding on or being awarded government contracts in the future. Further, a violation by one of our brands could impact our other brands’ ability to bid on and perform government contracts. Prohibitions against bidding on future government contracts could have a material adverse impact on our business, financial condition and results of operations.
Further, our books and records and those of our brands are subject to audit by the various public sector clients we serve and their representatives. These audits can result in adjustments to the amount of contract costs we believe are reimbursable by the agencies and the amount of our overhead costs allocated to the agencies. If such matters are not resolved in our favor, they could have a material adverse impact on our business. Furthermore, as a government contractor, we are subject to an increased risk of investigations, criminal prosecution, civil fraud actions, whistleblower lawsuits and other legal actions and liabilities to which purely private sector companies are not, the results of which could materially adversely impact our business. For example, from time to time we may be subject to qui tam lawsuits, a type of claim which typically alleges false statements or certifications in connection with claims for payment, or improperly retained overpayments, from the government. These suits may remain under seal (and hence, be unknown to us) for some time while the government decides whether to intervene on behalf of the qui tam plaintiff.
Risks Related to the Environment, Health and Safety
Environmental, health and safety laws could impose significant additional costs and liabilities.
We are subject to a variety of environmental, health and safety laws and regulations governing, among other things, discharges to air and water, the handling, storage and disposal of hazardous or waste materials, including ozone-depleting refrigerants such as chlorofluorocarbons or hydrochlorofluorocarbons, the remediation of contamination associated with the releases of hazardous substances, and human health and safety. For example, federal environmental, health and safety laws which affect us include, but are not limited to, the Clean Water Act, the Clean Air Act, the Safe Drinking Water Act, the Resource Conservation and Recovery Act, the National Environmental Policy Act, the Occupational Safety and Health Act and the Toxic Substances Control Act, as well as other comparable federal and state laws. Compliance with these laws and regulations and the risk of litigation can cause, among other things, significant delays to a project and add significantly to its cost.
Various U.S. federal, state and local environmental laws and regulations, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, and comparable state laws, may impose liability for property damage and costs of investigation and cleanup of hazardous or toxic substances at properties currently or previously owned, leased or operated by us or third-party sites to which we sent, transported or arranged to send wastes.

These laws may impose responsibility and liability without regard to our knowledge of or causation of the presence of contaminants. The liability under these laws may be joint and several. We currently own, lease and operate, and have formerly owned, leased and operated, facilities where industrial activities have occurred or occurs, and such industrial activities have resulted, and may in the future result, in contamination at some of these properties. We have been in the past involved in remediation activities at some of our current and former facilities and may be required to conduct remediation activities in the future. In addition, our waste management activities may result in liabilities. The discovery of contamination or the imposition of unforeseen or new clean-up obligations at any of our current or former sites or other sites (including third-party sites) could have a material adverse impact on our business, financial condition and results of operations.
Environmental, health and safety laws and regulations and policies are reviewed periodically, and any changes thereto could affect us in substantial and unpredictable ways. Such changes could, for example, relax or repeal laws and regulations relating to energy efficiency or the environment, which could result in a decline in the demand for our services and, in turn, could negatively impact our revenue. See “Risk Factors—Risks Related to Regulations—Some of our clients receive federal, state and local government incentives for building new facilities or to make energy efficiency upgrades to their buildings. If these incentives are reduced or limited, the scope for some of our projects may be impacted and there may be less demand for our services.” Furthermore, changes in environmental, health and safety laws and regulations, remediation obligations, enforcement actions, stricter interpretations of existing requirements, discovery of contamination or claims for damages to persons, property, natural resources or the environment could result in material costs and liabilities that we currently do not anticipate. Failure to comply with any environmental, health or safety laws or regulations, whether actual or alleged, exposes us to, among other things, fines, penalties, damages, liabilities, cessation of our operations or potential litigation risks, including costs, settlements and judgments, any of which could adversely affect our business, financial condition and results of operations.
We are exposed to risks relating to occupational, health and safety matters and operate at project sites that involve a high degree of operational hazards and risks. Failure by us or any of our business partners to maintain safe work sites and equipment could have a material adverse impact on our business, financial condition and results of operations.
Our operations are subject to extensive laws and regulations relating to the maintenance of safe conditions in the workplace, including those promulgated by the Occupational Safety and Health Administration (“OSHA”), which have and may continue to become more stringent over time. While we have invested, and will continue to invest resources in our occupational, health, and safety programs, many of our businesses involve a high degree of operational hazards and risks, and there can be no assurance that we will avoid significant exposure to such hazards and risks. For example, the project sites at which we operate, including construction sites and industrial facilities, often put our employees and others in close proximity with mechanized equipment, moving vehicles, chemical and manufacturing processes and highly regulated or hazardous materials. These sites and conditions can create numerous safety risks, including but not limited to fall risks, electrocutions, fires, explosions, mechanical failures, transportation accidents and damage to equipment. While our general contractors are generally responsible for overseeing the project sites, on some project sites, we are responsible for occupational safety and accordingly have an obligation to implement effective safety procedures. In addition, we could have liability for any damages arising as a result of our general contractor’s failure to oversee occupational safety. These hazards and risks and any failure to implement effective safety procedures can cause, among other things, personal injury and loss of life, severe damage to or destruction of property and equipment and other consequential damages, and could lead to fines or penalties, suspension or cessation of operations, claims, costs to remediate occupational hazards, an increase in employee turnover, civil litigation and criminal liability. Any of the foregoing could have a material adverse impact on our business, financial condition and results of operations.
Furthermore, poor safety performance could also jeopardize our relationships with our customers, negatively impact employee morale and harm our reputation. Our customers seek to minimize safety risks on their sites, and they frequently review the safety records of contractors during the bidding process. Accordingly, if our safety record were to substantially deteriorate over time, we might become ineligible to bid on certain work and our customers could cancel our contracts and/or not award us future business. As a result, failure to maintain adequate safety standards, training and equipment by us or any of our subcontractors could result in reduced profitability or the loss of projects or clients, and have a material adverse impact on our business, financial condition and results of operations.

Increasing scrutiny, regulatory requirements and changing expectations from various stakeholders with respect to sustainability and other environmental, social and governance matters may impose additional costs on us or expose us to reputational or other risks.
Investors, customers and other stakeholders have focused increasingly on sustainability and ESG practices of companies, including, among other things, practices with respect to human capital resources, emissions, climate change and environmental impact. Stakeholder expectations are not uniform and support for and opposition to ESG-related matters have increasingly resulted in a range of activism and legal and regulatory developments. Expectations and requirements of our investors, customers and other third parties evolve rapidly, whether in support of or opposition to ESG-related matters, and are largely out of our control, and our initiatives and disclosures in response to such expectations and requirements may result in increased costs (including but not limited to increased costs related to compliance, stakeholder engagement, contracting and insurance), changes in demand for certain services, enhanced compliance or disclosure obligations or other adverse impacts to our business, financial condition and results of operations. While we have programs and initiatives in place related to our sustainability practices, there is no assurance that our stakeholders will agree with our sustainability-related strategies, and investors may decide to reallocate capital or to not commit capital as a result of their assessment of our services and practices. In addition, our customers, business partners and suppliers may be subject to similar expectations and may require that we implement certain additional procedures or standards to continue to do business with us, which may augment or create additional costs or risks, including costs or risks that may not be known to us. Any failure to comply with investor, customer and other stakeholder expectations and standards, which are evolving and can conflict, or if we are perceived (whether validly or not) not to have responded effectively to their growing concerns around sustainability or ESG issues, regardless of whether there is a legal requirement to do so, or to effectively respond to new or additional legal or regulatory requirements regarding climate change, sustainability or ESG matters or potential regulatory/investor engagement or litigation, could also cause or result in reputational harm to our business and could have a material adverse impact on our business, financial condition and results of operations. In addition, organizations that provide ratings information to investors on sustainability or ESG matters may assign unfavorable ratings to us, our clients or our industries. These ratings may lead to negative investor sentiment and the diversion of investment to other companies or industries, which could have a negative impact on our service offerings, stock price and costs of capital.
Additionally, various governmental authorities have adopted or proposed, and are likely to continue to adopt or propose, legislative and regulatory initiatives regarding the management of sustainability- and ESG-related topics, or disclosures on such topics, particularly with respect to climate change. For example, in October 2023, California enacted various pieces of legislation (certain of which are currently subject to ongoing legal challenges) that will ultimately require companies that do business in California and meet certain financial thresholds to publicly disclose their Scopes 1, 2, and 3 greenhouse gas (“GHG”) emissions with third-party assurance of such data and issue public reports on their climate-related financial risk and related mitigation measures and require companies that operate in California and make certain climate-related claims to provide substantiation for such claims, including those regarding net zero, carbon neutrality and significant emissions reductions, and information on the use of voluntary carbon offsets. Separately, various regulators have adopted, or are considering adopting, regulations on environmental marketing claims or the prevention of greenwashing more generally, including, but not limited to the use of “sustainable,” “eco-friendly,” “green” or similar language in the marketing of products and services or the prevention of greenwashing more generally. Additionally, the Federal Trade Commission (“FTC”) has published guidance, the FTC “Green Guides,” to assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products and provide guidance regarding the use of “renewable energy”, or “carbon offsets” and other environmental benefit claims.
Moreover, while we create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and estimates and assumptions that may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many sustainability matters. Further, there has been increasing scrutiny on sustainability-related claims, including increased frequency of allegations of “greenwashing” against companies making sustainability-related claims due to, among other things, allegations of incomplete, false or misleading disclosures, including with respect to the sustainable nature of their operations and products, as well as to a variety of perceived deficiencies in performance, including as stakeholder perceptions of sustainability continue to evolve. Our failure, or perceived failure, to manage reputational risks, meet expectations with respect to sustainability-related commitments and initiatives, substantiate and verify the veracity of our sustainability-related claims or effectively respond to new or increased regulations, laws or demands related to sustainability matters, could negatively impact our brand credibility, stakeholder relationships, willingness of our customers and suppliers to do business with us, business, financial condition and results of operations.

Any of the foregoing may also expose us to increased greenwashing claims, litigation or enforcement actions; require us to incur additional costs for the collection of data and/or preparation of disclosures and associated internal controls for the same; or impact the availability and cost of key raw materials used in our services or the demand for our services, which, in turn, may adversely impact our business, results of operations and financial condition.
We may be unable to achieve our current or future climate commitments and other goals, or we may incur substantial costs in meeting such commitments and goals.
We have established a GHG emissions reduction goal and other sustainability commitments. Achievement of such commitments and goals, or similar commitments and goals that may be established in the future, is subject to risks and uncertainties, many of which are outside of our control. These risks and uncertainties include, but are not limited to: (i) our ability to execute our operational strategies and achieve our goals within the currently projected costs and the expected timeframes; (ii) the availability and cost of alternative fuels, electrical vehicles, electrical charging infrastructure, off-site renewable energy and other materials and components; (iii) unforeseen design, operational, and technological difficulties; (iv) the outcome of research efforts and future technology developments; (v) regulations and requirements that restrict or prohibit our ability to impose requirements on third-party contractors; (vi) reductions, modification to or elimination of governmental incentives or policies that support renewable energy, electric vehicles or charging infrastructure; (vii) an acquisition of or merger with another company that has not adopted similar commitments and goals or whose progress towards reaching its commitments or goals is not as advanced as ours; and (viii) exogenous macroeconomic or supply chain shocks, such as those experienced during the COVID-19 pandemic, which could result in fluctuations in our fuel consumption and GHG emissions in a given period. In addition, we could be required to expend amounts in future periods as we continue to work towards achieving our commitments and goals, which may have a material effect on our business, financial condition and results of operations.
Our business is subject to the risks of earthquakes, fire, power outages, floods and other catastrophic events, and to interruption by man-made problems such as political disruption, strikes and terrorism.
Force majeure or extraordinary events beyond the control of the contracting parties, such as natural and man-made disasters, as well as outbreaks of infectious disease (e.g., COVID-19), acts of sabotage, terrorist actions and geopolitical tensions, including the conflict in Iran, could negatively impact us. We typically negotiate contract language intended to grant us certain relief from force majeure events in private client contracts and review and attempt to mitigate force majeure events in both public and private client contracts. We remain obligated to perform our services after most extraordinary events subject to relief that may be available to us pursuant to a force majeure clause, or in the event that relief from force majeure events is not provided or is denied. If we are not able to react quickly to force majeure events, our operations may be affected significantly, which would have a material adverse impact on our business, financial condition and results of operations and could also negatively affect our reputation in the marketplace.
Climate change and related environmental issues could have an adverse impact on our business, in part because our headquarters and some of our project sites are located in active earthquake zones or in areas susceptible to physical risks of climate change, including wildfires and other severe weather events. An earthquake, wildfire or other man-made or natural disaster or resource shortage, including public safety power shut-offs that have occurred and will continue to occur in California or other states, could disrupt and harm our operations.
Our headquarters and various project sites are located in California, an active earthquake zone. In addition, the effects of climate change may increase both the frequency and severity of extreme weather conditions and natural disasters, which may affect our business operations. The occurrence of extreme weather conditions or a man-made or natural disaster, including as a result of climate change, such as an earthquake, drought, hurricanes, freezing conditions, extreme heat, flood, hail, fire (such as the extensive wildfires that occur in California), localized extended outages of critical utilities (such as California’s public safety power shut-offs), water scarcity, damage to infrastructures, impacts to transportation systems or any critical resource shortages could cause a significant interruption in our or our customers’ business, damage or destroy our or our customers’ facilities or inventory or cause us to incur significant costs, any of which could harm our business, financial condition and results of operations. The activities of our third-party vendors and other suppliers, manufacturers, business partners and distributors may be similarly disrupted. Any insurance we maintain against such risks may not be adequate to cover losses in any particular case, and such insurance may become increasingly expensive or unavailable.

Risks Related to Our Class A Common Stock and Structure
Our sole material asset consists of our membership interests in Legence Holdings (held by us directly and indirectly), and we are accordingly dependent upon distributions from Legence Holdings to pay taxes, make payments under the TRA and cover our corporate and other overhead expenses.
We have no material assets other than our membership interests in Legence Holdings (held directly by us and indirectly through certain wholly owned subsidiaries of the Company, through which the Company indirectly owns ownership interests in Legence Holdings (collectively, the "Pubco Subsidiaries")). We have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses (including payments due under the TRA) or declare and pay dividends in the future, if any, is dependent upon the financial results and cash flows of Legence Holdings and distributions we receive from Legence Holdings. Legence Holdings is treated as a partnership for U.S. federal tax purposes and, as such, generally is not subject to any entity-level U.S. federal income tax. Instead, any taxable income of Legence Holdings is allocated to holders of LGN Units, including us and the Pubco Subsidiaries. Accordingly, we will incur income taxes on our allocable share of any net taxable income of Legence Holdings. Legence, the Pubco Subsidiaries and Legence Parent ML, as the members of Legence Holdings, hold the LGN Units, and their interests therein and rights as members are governed by the Legence Holdings LLC Agreement and the Exchange Agreement. Under the terms of the Legence Holdings LLC Agreement, Legence Holdings is obligated, subject to various limitations and restrictions, including with respect to our debt agreements, to make tax distributions to holders of LGN Units, including us and the Pubco Subsidiaries. To the extent Legence Holdings has available cash, we intend to cause Legence Holdings (i) to generally make pro rata distributions to its unitholders, including us and the Pubco Subsidiaries, and then cause the Pubco Subsidiaries to subsequently make distributions to us, in an amount at least sufficient to allow us to pay our taxes and make payments under the TRA and (ii) to reimburse us for our corporate and other overhead expenses through non-pro rata payments that are not treated as distributions under the Legence Holdings LLC Agreement. To the extent that we are unable to make payments under the TRA for any reason, such payments will be deferred and will accrue interest until paid. We may be limited, however, in our ability to cause Legence Holdings and its subsidiaries to make these and other distributions to us due to the restrictions under our existing Credit Facilities. To the extent that we need funds and Legence Holdings or its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or are otherwise unable to provide such funds, it could have a material adverse impact on our business, financial condition and results of operations.
We do not intend to pay dividends and may never pay dividends.
The Board may elect to declare cash dividends on our Class A Common Stock, subject to our compliance with applicable law. The declaration and amount of any future dividends is subject to the discretion of the Board, and we have no obligation to pay any dividends at any time. We do not intend to pay dividends and may never pay dividends. We have not adopted, and do not currently expect to adopt, a written dividend policy. Our future dividend policy will be based on the operating results and capital needs of our business, and any future earnings may be retained to finance our future expansion and for the implementation of our business plan.
The payment of dividends is dependent on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness. Our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur.
Further, our Credit Facilities contain restrictions on the payment of dividends, subject to certain exceptions. Any financing arrangements or debt arrangements that we enter into in the future may also include restrictive covenants that limit our ability to pay dividends.
As an investor, you should take note of the fact that a lack of a dividend may affect the market value of our Class A Common Stock and could affect the value of any investment.
Our sale or issuance of additional Common Stock or other equity-related securities could dilute each stockholder’s ownership interest or adversely affect the market price of our Class A Common Stock.
We often fund a significant portion of the consideration paid in connection with our acquisitions with the issuance of additional equity securities, including contingent consideration amounts payable if acquired businesses achieve certain performance objectives during specified post-acquisition periods. We also utilize stock-based compensation as a key component of our compensation program. We expect to issue additional equity securities in the future in connection with these and other practices. Our amended and restated certificate of incorporation provides that we may issue up to 1,000,000,000 shares of Class A Common Stock, of which 67,338,099 shares were outstanding as of March 24, 2026. Any additional issuances of common stock would have the effect of diluting our earnings per share and our existing stockholders’ individual ownership percentages and lead to volatility in the market price of our Class A Common Stock. We cannot predict the effect that future issuances of our Common Stock or other equity-related securities would have on the market price of our Class A Common Stock.
In accordance with Delaware law and the provisions of our amended and restated certificate of incorporation, we may issue one or more classes or series of preferred stock that ranks senior in right of dividends, liquidation or voting to our Common Stock. Preferred stock may have such designations, preferences, limitations and relative rights, including preferences over our Common Stock respecting dividends and distributions, as our Board may determine, and the issuance of preferred stock would dilute the ownership of our existing stockholders. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our Class A Common Stock.
We will be required to make payments under the TRA for certain tax benefits we may claim, and the amounts of such payments could be significant.
We have entered into a TRA with the TRA Members. This agreement generally provides for the payment by us to the TRA Members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize with respect to taxable periods ending after the IPO or (b) are deemed to realize in the event the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of the Board) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) our allocable share of existing tax basis acquired in connection with our IPO and increases to such allocable share of existing tax basis; (ii) our utilization of certain tax attributes of the Blocker Entities; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings interests for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement (any resulting tax basis increases, the "Basis Adjustments"); and (iv) certain additional tax benefits arising from payments made under the TRA. If the TRA terminates early, we could be required to make a substantial, immediate lump-sum payment. “Certain Relationships and Related Party Transactions, and Director Independence—Tax Receivable Agreement” contains more information.
The payment obligations under the TRA are our obligations and not obligations of Legence Holdings. For purposes of the TRA, cash savings in tax generally are calculated by comparing our actual tax liability to the amount we would have been required to pay had we not been able to utilize any of the tax benefits subject to the TRA. The amounts payable, as well as the timing of any payments, under the TRA are dependent upon future events and assumptions, including the timing of the exchanges of LGN Units along with surrendering a corresponding number of our Class B Common Stock, the price of our Class A Common Stock at the time of each exchange, the extent to which such exchanges are taxable transactions, the amount of the exchanging LGN Unit Holder’s tax basis in its LGN Units at the time of the relevant exchange, the depreciation, depletion and amortization periods that apply to the increase in tax basis, the amount and timing of taxable income we generate in the future, the U.S. federal, state and local income tax rates then applicable and the portion of Legence’s payments under the TRA that constitute imputed interest or give rise to depreciable, depletable or amortizable tax basis. We expect that the payments that we will be required to make under the TRA could be substantial. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in Legence Holdings (or indirectly, its business) and generally will reduce the amount of overall cash flow that might have otherwise been available to us. The term of the TRA will continue until all such tax benefits have been utilized or expired and all required payments are made, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) by making the termination payment specified in the agreement. In the event that the TRA is not terminated, the payments under the TRA are anticipated to commence in late 2026 or early 2027 (with respect to the 2025 tax year).
The payments under the TRA will not be conditioned upon a holder of rights under the TRA having a continued ownership interest in us or Legence Holdings. In addition, certain rights under the TRA (including the right to receive payments) will be transferable in connection with transfers permitted thereunder. “Certain Relationships and Related Party Transactions, and Director Independence—Tax Receivable Agreement” contains more information.

In certain cases, payments under the TRA may be accelerated and/or significantly exceed the actual benefits we realize, if any, in respect of the tax attributes subject to the TRA.
If the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of the Board), we could be required to make a substantial, immediate lump-sum payment. This payment would equal the present value of hypothetical future payments that could be required under the TRA. The calculation of the hypothetical future payments will be based upon certain assumptions and deemed events set forth in the TRA, including (i) the sufficiency of taxable income to fully utilize the tax benefits, (ii) U.S. federal, state and local tax rates for future periods, (iii) treating any LGN Units (other than those held by us (including through the Pubco Subsidiaries)) outstanding on the termination date as exchanged on the termination date, (iv) the taxable disposition of certain non-amortizable property and (v) the utilization of certain loss carryovers. Such lump-sum payment to the TRA Members could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the TRA. In these situations, our obligations under the TRA could have a substantial negative impact on our liquidity.
Our ability to generate net taxable income is subject to substantial uncertainty. Accordingly, as a result of the assumptions, the required lump-sum payment may be significantly in advance of, and could materially exceed, the realized future tax benefits to which the payment relates. This payment obligation could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the TRA and (ii) result in holders of our Class A Common Stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Members’ interests may conflict with those of the holders of our Class A Common Stock.
If the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of the Board), we could be required to make payments under the TRA that exceed our actual cash tax savings under the TRA. Consequently, our obligations under the TRA could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. There can be no assurance that we will be able to finance our obligations under the TRA. We may need to cause Legence Holdings to incur debt and make distributions to the holders of LGN Units, including us and the Pubco Subsidiaries, to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. “Certain Relationships and Related Party Transactions, and Director Independence—Tax Receivable Agreement” contains more information.
We will not be reimbursed for any payments made under the TRA in the event that any tax benefits are subsequently disallowed.
Payments under the TRA will be based on the tax reporting positions that we will determine, which are complex and factual in nature, and the IRS or another tax authority may challenge all or part of the tax basis increases upon which payments under the TRA are based, as well as other related tax positions that we take, and a court could sustain such challenge. The holders of rights under the TRA will not reimburse us for any payments previously made under the TRA if such basis increases or other benefits are subsequently disallowed, except that excess payments made to any such holder will be netted against payments otherwise to be made, if any, to such holder after our determination of such excess. However, we might not determine that we have effectively made an excess cash payment to a TRA Member for a number of years following the initial time of such payment and, if any of our tax reporting positions are challenged by a taxing authority, we will not be permitted to reduce any future cash payments under the TRA until any such challenge is finally settled or determined. As a result, in such circumstances, we could make payments that are greater than our actual cash tax savings, if any, and may not be able to recoup those payments, which could adversely affect our liquidity. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will not disagree with our tax reporting positions. As a result, payments could be made under the TRA significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes that are the subject of the TRA.
If Legence Holdings were to become a publicly traded partnership taxable as a corporation for U.S. federal income tax purposes, we and Legence Holdings might be subject to potentially significant tax inefficiencies, and we would not be able to recover payments previously made by us under the TRA even if the corresponding tax benefits were subsequently determined to have been unavailable due to such status.
We intend to operate such that Legence Holdings does not become a publicly traded partnership taxable as a corporation for U.S. federal tax purposes. A “publicly traded partnership” is a partnership the interests of which are traded on an established securities market or are readily tradable on a secondary market or the substantial equivalent thereof. Under certain circumstances, exchanges of LGN Units pursuant to the Exchange Right (as defined below) or other transfers of LGN Units could cause Legence Holdings to be treated as a publicly traded partnership. Applicable U.S. Treasury regulations provide for certain safe harbors from treatment as a publicly traded partnership, and we intend to operate such that exchanges or other transfers of LGN Units qualify for one or more such safe harbors.
If Legence Holdings were to become a publicly traded partnership, significant tax inefficiencies might result for us and for Legence Holdings, including as a result of our inability to file a consolidated U.S. federal income tax return with Legence Holdings. In addition, we would no longer have the benefit of certain increases in tax basis covered under the TRA, and we would not be able to recover any payments made by us under the TRA, even if the corresponding tax benefits (including any claimed increase in the tax basis of Legence Holdings’ assets) were subsequently determined to be unavailable.
In certain circumstances, Legence Holdings will be required to make tax distributions to us and the Pubco Subsidiaries, and the LGN Unit Holders, and the tax distributions that Legence Holdings will be required to make may be substantial.
Legence Holdings is treated as a partnership for U.S. federal tax purposes and, as such, is not subject to U.S. federal income tax. Instead, taxable income is allocated to the LGN Unit Holders and us (including through the Pubco Subsidiaries). Pursuant to the Legence Holdings LLC Agreement, Legence Holdings will generally make pro rata cash distributions, or tax distributions, to the LGN Unit Holders and us and the Pubco Subsidiaries, in an amount at least sufficient to allow us to pay our taxes and meet our payment obligations under the TRA.
Funds used by Legence Holdings to satisfy its tax distribution obligations will not be available for reinvestment in our business. Moreover, the tax distributions that Legence Holdings will be required to make may be substantial and may exceed (as a percentage of Legence Holdings’ income) the overall effective tax rate applicable to a similarly situated corporate taxpayer.
The price of our Class A Common Stock may fluctuate significantly, and you could lose all or part of your investment.
The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. The following is a non-exhaustive list of factors that could affect the market price of our Class A Common Stock.
•our operating and financial performance;
•quarterly variations in the rate of growth of our financial indicators, such as net income per share, net income and revenues;
•the public reaction to our press releases, our other public announcements and our filings with the SEC;
•strategic actions by our competitors;
•our failure to meet revenue or earnings estimates by research analysts or other investors;
•changes in revenue or earnings estimates, or changes in recommendations or withdrawal of research coverage, by equity research analysts;
•speculation in the press or investment community;
•the failure of research analysts to cover our Class A Common Stock;
•sales of our Class A Common Stock by us or other stockholders, or the perception that such sales may occur;
•changes in accounting principles, policies, guidance, interpretations or standards;
•additions or departures of key management personnel;
•actions by our stockholders;
•general market conditions, including fluctuations in commodity prices;
•domestic and international economic, legal and regulatory factors unrelated to our performance; and
•the realization of any risks described under this “Risk Factors” section.
The stock markets in general have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our Class

A Common Stock. Securities class action litigation has often been instituted against companies following periods of volatility in the overall market and in the market price of a company’s securities. Such litigation, if instituted against us, could result in substantial costs, divert our management’s attention and resources and harm our business, financial condition and results of operations.
Our Sponsor controls a significant percentage of our voting power.
As of March 24, 2026, funds (such funds, collectively, our "Sponsor") associated with Blackstone Inc. and certain management holders beneficially owned (through Legence Parent ML and Legence Parent II ML, each of which is controlled by our Sponsor) approximately 61% of our outstanding Common Stock. As such, our Sponsor has the power to control our business and affairs. In addition, certain of our directors are currently employed by our Sponsor. Consequently, our Sponsor is able to influence matters that require approval by our stockholders, including the election and removal of directors, changes to our organizational documents and approval of acquisition offers and other significant corporate transactions. This concentration of ownership will limit your ability to influence corporate matters, and as a result, actions may be taken that you may not view as beneficial. This concentration of stock ownership may also adversely affect the trading price of our Class A Common Stock to the extent investors perceive a disadvantage in owning stock of a company with a controlling stockholder.
Our Sponsor may have interests that conflict with the interests of our other stockholders. Certain of our directors may also have conflicts of interest because they are also employees of our Sponsor, investment advisors to our Sponsor managed funds or directors or officers of our Sponsor. The resolution of these conflicts of interest may not be in our or your best interests.
Our Sponsor may have interests that conflict with the interests of our other stockholders. In addition, certain of our directors may also have conflicts of interest because they are also employees of our Sponsor, investment advisors to our Sponsor managed funds or directors or officers of our Sponsor. These positions may conflict with such individuals’ duties as one of our directors or officers, regarding business dealings and other matters between our Sponsor and us. The resolution of these conflicts may not always be in our or your best interest.
A significant reduction by our Sponsor of its ownership interests in us could adversely affect us.
We believe that our Sponsor’s substantial ownership interest in us provides it with an economic incentive to assist us to be successful. As of the date of this Annual Report, our Sponsor is not subject to any obligation to maintain its ownership interest in us and may elect at any time thereafter to sell all or a substantial portion of or otherwise reduce its ownership interest in us. If our Sponsor sells all or a substantial portion of its ownership interest in us, it may have less incentive to assist in our success.
Such actions could adversely affect our ability to successfully implement our business strategies which could have a material adverse impact on our business, financial condition and results of operations.
Our Sponsor is not limited in its ability to compete with us, and the corporate opportunity provisions in our amended and restated certificate of incorporation could enable our Sponsor to benefit from corporate opportunities that may otherwise be available to us.
Our Sponsor may invest in other companies in the future that may compete with us. Conflicts of interest could arise in the future between us, on the one hand, and our Sponsor, on the other hand, concerning, among other things, potential competitive business activities or business opportunities.
Our amended and restated certificate of incorporation provides that, to the fullest extent permitted by applicable law, we renounce any interest or expectancy in any business opportunity that involves any aspect of the energy equipment or services business or industry and that may be from time to time presented to our Sponsor or any of our directors or officers who is also an employee, partner, member, manager, officer or director of our Sponsor or any affiliate of our Sponsor, even if the opportunity is one that we might reasonably have pursued or had the ability or desire to pursue if granted the opportunity to do so. Our amended and restated certificate of incorporation further provides that no such person or party shall be liable to us by reason of the fact that such person pursues any such business opportunity or fails to offer any such business opportunity to us. As a result, any of our directors or officers who is also an employee, partner, member, manager, officer or director of our Sponsor or any affiliate of our Sponsor may become aware, from time to time, of certain business opportunities, such as acquisition opportunities, and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities. As a result, by renouncing our interest and expectancy in any business opportunity that may be from time to time presented to our Sponsor or an affiliate of our Sponsor or any of our directors or officers who is also an employee, partner, member, manager, officer or director of our Sponsor or any affiliate of our Sponsor, our business or prospects could be adversely affected if attractive business opportunities are procured by such parties for their own benefit rather than for ours. Any actual or perceived conflicts of interest with respect to the foregoing could have an adverse impact on the trading price of our Class A Common Stock.
We are a “controlled company” within the meaning of the rules of the Nasdaq and, as a result, qualify for, but do not currently rely on, exemptions from certain corporate governance requirements. In the event we elect to rely on these exemptions in the future, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
As of the date of this Annual Report, our Sponsor controls a majority of our voting power. As a result, we are a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and need not comply with certain requirements, including the requirement that a majority of the board of directors consist of independent directors and the requirements that our Compensation Committee (as defined below) and Nominating and Governance Committee (as defined below) each be composed entirely of independent directors. We do not currently utilize these exemptions. However, for so long as we qualify as a “controlled company,” we will maintain the option to utilize some or all of these exemptions. If we utilize these exemptions, we may not have a majority of independent directors and our Compensation and Nominating and Governance Committees may not consist entirely of independent directors, and such committees will not be subject to annual performance evaluations. Accordingly, in the event we elect to rely on these exemptions in the future, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of the Nasdaq. See “Item 10. Directors, Executive Officers and Corporate Governance—Status as a Controlled Company.”
Future sales of our Class A Common Stock in the public market could reduce the market price of our Class A Common Stock, and any additional capital raised by us through the sale of equity or convertible or exchangeable securities may dilute ownership in us.
We may sell additional shares of Class A Common Stock in future public offerings. We may also issue additional shares of Class A Common Stock or convertible or exchangeable securities (including LGN Units). Certain of our Existing Owners (or their designees) are party to a registration rights agreement (as described in “Certain Relationships and Related Party Transactions—Registration Rights Agreement”), which, among other things, requires us, in certain circumstances, to register shares of Class A Common Stock (including shares of Class A Common Stock into which LGN Units are redeemable).
In addition, as of March 24, 2026, an aggregate of 25,341,365 shares of Class A Common Stock, 40,699,833 shares of Class B Common Stock and 40,699,833 LGN Units, representing approximately 61% of the issued and outstanding Class A Common Stock, assuming the exchange of all outstanding LGN Units (other than those held directly or indirectly by the Company), together with a corresponding number of shares of Class B Common Stock, for shares of Class A Common Stock on a one-for-one basis, are pledged to secure obligations of Legence Parent ML and Legence Parent II ML under margin loan agreements with Goldman Sachs Bank USA, as administrative agent, and the lenders party thereto from time to time. Any foreclosure upon those shares could result in sales of a substantial number of shares of our Class A Common Stock in the public market, which could substantially decrease the market price of our Class A Common Stock. We have also registered all shares of Class A Common Stock that we may issue under our equity compensation plans, which can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates.
We cannot predict the size of future issuances of our Class A Common Stock or securities convertible into or exchangeable for Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Common Stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our Class A Common Stock. This impact could be increased to the extent there is a less active trading market for our shares.
If securities or industry analysts do not publish research reports or publish unfavorable research about our business, the price and trading volume of our Class A Common Stock could decline.
The trading market for our Class A Common Stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not control these analysts. If any of the analysts who cover us downgrade our Class A Common Stock or our industry, or publish inaccurate or unfavorable research about our business, the price of our Class A Common Stock may decline. If analysts cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our Class A Common Stock to decline and our Class A Common Stock to be less liquid.
The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of SOX and the Nasdaq, may strain our resources, increase our costs and distract management, and we may be unable to comply with these requirements in a timely or cost-effective manner.

As a public company, we need to comply with laws, regulations and requirements, certain corporate governance provisions of SOX, related regulations of the SEC and the requirements of the Nasdaq, with which private companies are not required to comply. Complying with these statutes, regulations and requirements will occupy a significant amount of time of our Board and management and will significantly increase our costs and expenses.
In addition, as a public company subject to these rules and regulations, it may be more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board or as executive officers. We are currently evaluating these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Many of our business and operational processes are heavily dependent on traditional and emerging technology systems, some of which are managed by us and some of which are managed by third-party service and equipment providers. For instance, we use computerized systems to help run our financial and operational functions, including processing payment transactions, communicating with our employees and business partners, storing confidential records and conducting operations. Additionally, our brands maintain some of their own information systems, data and service providers and we may from time to time acquire companies with cybersecurity vulnerabilities and/or unsophisticated security measures. We also significantly rely on remote working arrangements by employees, vendors and other third parties. We recognize that all of these practices may subject our business to significant cybersecurity risks and potential threats.
As part of our cybersecurity risk management process, we have implemented security measures, internal controls and testing, systems redundancy and third-party products and services that are designed to detect and protect against cyberattacks. We conduct periodic penetration testing and security assessments to help identify material cybersecurity risks to our critical systems and information services and we regularly update and review such testing protocols. We conduct simulated cybersecurity incidents to ensure that we are prepared to respond to such incidents and to highlight any areas for potential improvement in our cyber incident preparedness. We have a cybersecurity incident management policy and response plan in place. We also implement periodic security awareness campaigns and simulated phishing trainings for all of our employees. We also maintain certain cyber liability insurance coverage that may be relied upon to address certain aspects of cybersecurity risks.
Cybersecurity breaches are evaluated by our Chief Information Officer and our Senior Director, Security & Governance who are members of our information technology team and report directly to our Chief People & Technology Executive Officer. If an incident is deemed to be a breach, it is communicated to our legal department and the rest of management for evaluation, including whether the breach requires communication to our audit committee (the "Audit Committee") or the Board or investors through a relevant public filing.
Governance
As a general matter, all cybersecurity risk management processes are integrated into our broader risk management program. Our cybersecurity risk management is the responsibility of our Chief Information Officer and our Senior Director, Security & Governance. Our Chief Information Officer has over 15 years of experience leading enterprise information technology management, integration and modernization. Our Senior Director, Security & Governance has over 20 years of industry experience in the field of information systems, including information security architecture and risk management . Their team oversees all risk assessment programs, remediation of known risks, processes for the regular monitoring of our information systems and our employee cybersecurity training programs. In addition, their team oversees enterprise-wide compliance with data privacy and data protection requirements and regulations.
Our risk management program is overseen by the Board, which has delegated the management of cybersecurity risks to its Audit Committee. The Audit Committee receives and assesses periodic reports and updates regarding our cybersecurity risk management from management and our Senior Director, Security & Governance and then relays them to the Board as needed.

Impact of Risks from Cybersecurity Threats
As of the date of this report, we are not aware of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations and financial condition. We acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents, material or otherwise, remains. Despite the development and implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cybersecurity incident will not occur. While we may implement processes, policies, controls and procedures and devote significant resources to our security measures to protect our business, brands and their systems and information, these measures may not be fully implemented, complied with or ultimately effective in protecting all information systems and operations. We also recognize that no security measure is infallible. For more information about the cybersecurity risks we face, refer to "Item 1A. Risk Factors" of this Annual Report.
Item 2. Properties
Our corporate headquarters are located in San Jose, California. As of March 24, 2026, we had 116 locations across 26 U.S. states, all of which were leased locations. Our lease terms vary from month-to-month to multi-year commitments of up to 31 years, while our average commitment is approximately seven years. Our fabrication capacity totals more than 1.3 million square feet across six geographies, including an ISO Class 7 cleanroom. Our facilities, except for our fabrication facilities, are not limited to a specific segment. Our fabrication facilities are allocated to our Installation & Maintenance segment. We believe that our existing facilities are adequate for our current requirements and comparable or alternative space is readily available to accommodate our operations.
Item 3. Legal Proceedings
We are party to various legal proceedings and claims in the ordinary course of our business. We believe these matters will not have a material adverse effect on our business, financial condition or results of operations. Refer to "Part II, Item 8. Financial Statements and Supplementary Data, Note 21—Commitments and Contingencies" in Notes to Consolidated Financial Statements for additional information about these legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our Class A Common Stock is currently listed on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “LGN.”
Holders of Record
As of March 24, 2026, there were 16 registered holders of record of our Class A Common Stock and 1 registered holder of record of our Class B Common Stock.
Stock Performance Graph
The following performance graph and related information shall not be deemed “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
The performance graph below shows the cumulative total return to stockholders of our Class A Common Stock between September 12, 2025 (the date that our Class A Common Stock commenced trading on the Nasdaq) through December 31, 2025, in comparison to the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Composite 1500 Construction & Engineering index. This graph assumes that $100 was invested in our Class A Common Stock and each index at their respective closing prices on September 12, 2025. The data for the indexes assumes reinvestment of any dividends. The stock price performance shown in the graph represents past performance and is not indicative of, nor is it intended to forecast, our potential future stock price performance.
Dividend Policy
The Board may elect to declare cash dividends on our Class A Common Stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, results of operations, projections, liquidity, earnings, legal requirements and restrictions in the agreements governing our indebtedness (as further discussed below). The payment of any future dividends will be at the discretion of the Board. We have not adopted, and do not currently expect to adopt, a written dividend policy.
The Credit Agreement contains restrictions on the payment of dividends. Such restrictions allow us to pay dividends only when certain conditions are met, including but not limited to compliance with certain dollar baskets, ratio tests and the absence of certain specified events of default. Refer to the section “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Debt.”
Securities Authorized for Issuance Under Employee Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans is incorporated herein by reference to "Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report.
Recent Sales of Unregistered Securities
Other than as previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, filed with the SEC on November 14, 2025, and our Current Reports on Form 8-K, filed with the SEC on November 14, 2025 and January 2, 2026, we had no sales of unregistered securities during the year ended December 31, 2025.
Stock Repurchases
We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the year ended December 31, 2025.
Item 6. Reserved
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes that appear elsewhere in this filing. In addition to historical consolidated financial information, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” and elsewhere in this filing. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
Overview
We are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. We focus on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education.
Our business is growing rapidly as data centers, manufacturers, pharmaceutical companies, hospitals, schools and universities make investments in both new and existing facilities to support growing demand for their products and services, reduce energy costs and increase resiliency. In 2025, we generated more than half of our revenues from “high growth industries,” which we define as clients operating in the data center & technology and life sciences & health care end-markets. As of December 31, 2025, we had $3.7 billion of backlog and awarded contracts, representing an increase of 49% over the same date last year.
We specialize in designing, fabricating and installing complex HVAC, process piping and other MEP systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities to enhance building performance, improve reliability and drive efficiency. In 2025, we generated approximately 40% of our revenues from new building projects and approximately 60% of our revenues from retrofits, upgrades and maintenance for existing buildings. Our team includes approximately 1,200 MEP engineers and energy consultants, and approximately 6,200 HVAC and plumbing service technicians, fitters, electricians and sheet metal workers.
Our clients include large technology and industrial companies and public sector institutions who contract with us directly to provide services, as well as intermediaries such as architects and general contractors who subcontract MEP services to us as part of a larger project. We served approximately 20,000 clients from 2019 through 2025. In 2025, we generated approximately 2% of our revenues from the federal government. Excluding maintenance contracts which can span multiple years, we typically complete most of our jobs within nine months.

The contribution to our revenue by building type and client end market is as follows (dollars in thousands):

	Year Ended December 31,
	2025		2024		2023
	$	%	$	%	$	%
Revenue by Building Type
Existing building	$1,537,842	60.3%	$1,415,692	67.5%	$1,056,316	65.4%
New building	1,012,649	39.7%	682,910	32.5%	558,746	34.6%
Revenue	$2,550,491	100.0%	$2,098,602	100.0%	$1,615,062	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$1,087,800	42.7%	$724,906	34.5%	$517,518	32.0%
Life sciences & healthcare(3)	459,186	18.0%	342,490	16.3%	277,411	17.2%
Education(4)	427,885	16.8%	399,956	19.1%	318,482	19.7%
Mixed-use(5)	118,365	4.6%	159,045	7.6%	125,922	7.8%
State & local government(6)	106,589	4.2%	93,500	4.5%	72,263	4.5%
Other(7)	350,666	13.7%	378,705	18.0%	303,466	18.8%
Revenue	$2,550,491	100.0%	$2,098,602	100.0%	$1,615,062	100.0%
____________
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
(4)Includes kindergarten through twelfth-grade educational facilities, as well as colleges, universities and research facilities.
(5)Includes buildings or complexes combining commercial and retail.
(6)Includes facilities owned or operated by state and municipal government agencies to the extent not otherwise included in the education client end market.
(7)Includes a variety of other industries such as manufacturing, aerospace & defense, energy, agriculture, multi-family, hospitality & entertainment, among others, as well as the federal government. Revenues from the federal government were approximately 2% of revenues in 2025.
Recent Developments
On November 13, 2025, the Company entered into an equity purchase agreement to acquire all of the outstanding equity of The Bowers Group, Inc. The acquisition was completed on January 2, 2026. In connection with the consummation of the Bowers acquisition, Legence Holdings obtained a $200.0 million incremental term loan, and used the proceeds to fund acquisition-related payments. The incremental term loan increased the quarterly principal payments to $2.5 million.
On March 1, 2026, the Company acquired Metrix Engineers, LLC.
On February 25, 2026, the Board adopted the 2026 Employee Stock Purchase Plan ("2026 ESPP"), including the reservation of 1,580,053 shares of Class A Common Stock for issuance under the 2026 ESPP. The 2026 ESPP is subject to the approval of our stockholders.
In March 2026, we entered into interest rate swap agreements.

These items are further described under “Note 4—Acquisitions,” “Note 9—Debt," “Note 12—Stockholders' Equity / Member's Equity” and “Note 11—Derivatives,” respectively, in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data".
Business Segments
We operate through two segments: Engineering & Consulting and Installation & Maintenance.

Engineering & Consulting
Our Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to help reduce energy usage and make buildings more sustainable and provides program and project management services for clients’ installation and retrofit projects. Our Engineering & Consulting segment has two principal service offerings:
•Engineering & Design. We provide planning, design and engineering services for HVAC, process piping and other MEP systems in both new and existing buildings. We also develop strategies for building owners and operators to help reduce their utility consumption and enhance building performance, improve reliability, and drive efficiency. We generated approximately 59% of our 2025 Engineering & Consulting segment revenues from selling Engineering & Design services.
•Program & Project Management. We provide comprehensive program and project management services, including facility condition and operational assessments, space utilization and capacity analyses, funding source identification and construction management. For certain clients, we provide design-build services through ESPCs for building retrofits. Under ESPC contracts, financing sources provide the funds required to pay us for the upgrades and receive a portion of the client’s energy savings to recoup their investment and generate a return. We generated approximately 41% of our 2025 Engineering & Consulting segment revenues from selling Program & Project Management services.
Installation & Maintenance
Our Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventative and corrective maintenance services for those systems. Our Installation & Maintenance segment has two principal service offerings:
•Installation & Fabrication. We provide HVAC, electrical, plumbing, process and control system installations, refurbishments and renovations in technically demanding new and existing buildings. We perform both “design-build” and “plan and specification” (“P&S”) projects. Under design-build projects, we provide the design for the project and install it. Under P&S projects, our client is responsible for designing the project and we install it to their specifications. For certain jobs, we also fabricate customized components that are not readily available for purchase from other third-party vendors or provide modular construction services based on a client’s specifications. We generated approximately 82% of our 2025 Installation & Maintenance segment revenues from Installation & Fabrication services.
•Maintenance & Service. We provide preventative maintenance, emergency repair and break-fix services over the life of a building’s mechanical systems. Our services include regular inspections and maintenance to prevent downtime; responding to calls and sending technicians onsite to repair a system failure or malfunction; and other complementary services such as facility energy analysis, automation and optimization, system certification and testing. We typically provide preventative maintenance services under annual or longer-term agreements that range from one to five years. The majority of these services are provided using a cost-plus contract type. We generated approximately 18% of our 2025 Installation & Maintenance segment revenues from Maintenance & Service work.
Key Factors Affecting Our Performance
We believe that our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those described below and in the information contained or referenced under "Part I, Item 1A. Risk Factors."
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
Service Mix
The margin we earn can vary significantly based on the type of service we perform, the size of the job as well as other factors. We typically earn higher margins on engineering and design, program and project management, and maintenance services than we earn on installation and fabrication services and higher margins on smaller jobs than we earn on larger jobs. Our overall margins can vary between quarters based on service mix in the period.
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
The following table presents our subcontractor and equipment expenses (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Subcontractor Expense	$436,323	$350,719	$234,837
Equipment Expense	$592,064	$457,293	$385,770
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
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results and liquidity, such as the impact of tariffs, supply chain challenges and geopolitical tensions. On February 20, 2026, the U.S. Supreme Court ruled that certain trade tariffs imposed by the U.S. federal government under the IEEPA were unconstitutional. Following the U.S. Supreme Court’s decision, the U.S. presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries, in addition to any existing non-IEEPA tariffs. Significant uncertainty remains regarding the status of existing and newly announced tariffs, potential changes or pauses to such tariffs, tariff levels, and whether further additional tariffs or other retaliatory actions may be imposed, modified, or suspended. Import duties, tariffs and other import restrictions restrict the global supply of, and raise prices for, supplies needed for our business. In addition, the imposition of tariffs on certain foreign goods and the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies may adversely impact demand for our services, our costs, our customers and the U.S. economy. As noted above, the impact to our future operations and results of operations as a result of these global trends remains uncertain and we may face challenges including increases in costs for logistics and supply chains, intermittent supplier delays and shortages of certain components needed for our business, such as HVAC equipment, electrical equipment, steel and aluminum. These tariffs, restrictions and strained trade relations may affect our ability to source materials and products, potentially leading to increased costs and operational challenges and decreased demand for our offerings. We are closely monitoring the regulatory environment and actions of the current U.S. administration that could impact our business.
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
Components of Results of Operations
Revenue
Revenue is derived from customer contracts, pursuant to which we provide engineering, consulting, installation and maintenance services for industrial and commercial buildings. Customer contracts typically have terms that span from one day to several years, though the vast majority of contracts are completed in less than one year. The majority of our contracts are fixed-price.
Cost of Revenue
Cost of revenue primarily consists of direct costs including labor, material and equipment, as well as overhead costs including project management, facilities, IT, vehicles and various third-party expenses, such as insurance, rentals and subcontractor costs.
Selling, General and Administrative
Selling, general and administrative expenses primarily consist of personnel costs, including wages, payroll tax, benefits and incentive compensation, as well as the costs of our real estate and IT services, integration costs for acquisitions after the acquisition date and various third-party professional fees.
Depreciation and Amortization
Depreciation and amortization expenses primarily consist of depreciation on property or equipment such as vehicles, computer equipment, leasehold improvements, tools and other equipment. The amortization of our intangible assets includes tradenames, customer relationships, contract backlog, and right of use assets of our finance leases.

Acquisition-Related Costs
Acquisition-related costs are costs we incur to effect a business combination, such as legal and professional fees.
Changes in the Fair Value of Contingent Consideration Liabilities
Contingent consideration liabilities are related to business acquisitions as further described in "Item 8. Financial Statements and Supplementary Data, Note 4—Acquisitions” in Notes to Consolidated Financial Statements. Changes in the fair value of contingent consideration liabilities are recorded to Changes in the fair value of contingent consideration liabilities on the Company’s Consolidated Statements of Operations. As of December 31, 2025 and 2024, there were no outstanding contingent consideration liabilities, though future business acquisitions may result in future contingent consideration liabilities.
Goodwill Impairment
Goodwill impairment includes the expense recorded in a reporting period for impairment when we determine that the carrying value of goodwill exceeds its fair value. We conduct our annual goodwill impairment testing at the beginning of our fourth quarter each year.
Equity in Earnings of Joint Venture
Equity in earnings of joint venture reflects our share of joint venture income or loss, as well as any impairment loss. Distributions received from the joint venture investment are accounted for under the cumulative earnings approach, which compares our cumulative distributions received from the joint venture against our cumulative equity in earnings of joint venture.
Interest Expense, Net of Capitalized Interest
Interest expense includes interest on the indebtedness, amortization of deferred debt issuance costs and debt issuing discounts, as well as gains and losses from interest rate related derivative instruments.
Interest Income
Interest income includes interest earned on our cash balances and short-term marketable securities.

Loss on Debt Extinguishment
Loss on debt extinguishment represents accelerated amortization of debt issuance costs related to early debt payment.
Credit Agreement Amendment Fees
Credit agreement amendment fees represent costs incurred in connection with our debt refinancings or amendments.
Income Tax Expense (Benefit)
We are subject to federal, state and local taxes based on income in the jurisdictions in which we operate. Accordingly, our effective tax rate is subject to significant variation due to several factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, changes in how we do business, acquisitions, tax audit developments, changes in our deferred tax assets and liabilities, changes in statutes, regulations, case law and administrative practices, principles and interpretations related to tax and relative changes of expenses or losses for which tax benefits are not recognized.
Legence is subject to federal and state income taxes with respect to our allocable share of any taxable income or loss of Legence Holdings, as well as any stand-alone income or loss we generate. Legence Holdings is treated as a partnership for federal and state income tax purposes. Generally, entities characterized as a partnership for federal and state income tax purposes are not subject to entity-level income taxes. Legence Holdings’ taxable income or loss is passed through to its members, including Legence, which is responsible for its own U.S. federal and state income taxes. Certain other subsidiaries of Legence are treated as corporations and will file as a consolidated group in various jurisdictions within the United States, including both federal and state and local jurisdictions.

Income taxes for these entities are provided for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the consolidated financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to the historical results of operations of our predecessor for the periods presented, primarily for the reasons described below.
Refer to “Note 1—Nature of Operations” for a summary of our Initial Public Offering and Corporate Reorganization, “Note 12—Stockholders' Equity / Member’s Equity” for our Secondary Offering, “Note 13—Stock-Based Compensation and Long-term Incentive Awards” for our 2025 Omnibus Incentive Plan, and “Note 16—Tax Receivable Agreement” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data."
Acquisitions
We have pursued and plan to continue to pursue acquisitions as part of our growth strategy, including acquisitions that expand our capabilities, give us access to new clients or extend our geographic reach. As a result of our acquisition strategy, our results include incremental revenues and expenses following the completion date of an acquisition, as well as various transaction expenses to support the completion of these acquisitions.
Public Company Expenses
As a result of being a publicly traded company, we incur incremental general and administrative expenses such as expenses associated with SEC reporting requirements, including annual and quarterly reports, SOX compliance expenses, expenses associated with listing our Class A Common Stock on the Nasdaq, independent auditor fees, legal fees, investor relations expenses, registrar and transfer agent fees, director and officer insurance expenses and director and officer compensation expenses. These incremental general and administrative expenses are not reflected in the historical financial statements of our predecessor. Additionally, we have hired additional employees and consultants, including accounting, finance, tax, human resources and legal personnel for the requirements of being a publicly traded company.
Income Taxes
Legence is subject to U.S. federal and state income taxes as a corporation. Our predecessor was treated as a pass-through entity for U.S. federal income tax purposes, and as such, was generally not subject to federal income tax at the entity level. However, several of the predecessor’s subsidiaries are corporations for tax reporting purposes and therefore require a U.S. federal and state income tax provision for that portion of such entities’ results.
On July 4, 2025, a reconciliation bill commonly referred to as the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law, which includes a broad range of tax reform provisions that may affect our financial results. The OBBB Act allows an elective deduction for domestic research and development, a reinstatement of elective 100% first-year bonus depreciation, and modifications to the calculation for the excess business interest expense limitation under Section 163(j) of the Internal Revenue Code. Our analysis shows the OBBB Act did not have a material impact on our consolidated financial statements for the year ended December 31, 2025. We will continue to monitor regulatory guidance and interpretations as they are issued.
On September 12, 2025, Legence conducted its IPO through an Umbrella Partnership C-Corporation (UP-C) structure, and on December 16, 2025, Legence Corp. completed a secondary public offering on behalf of certain selling shareholders. As a result of these transactions, there are now public shareholders that own shares of Legence and those shareholders are subject to U.S. federal income tax on dividends received from Legence and on gains realized upon the sale or disposition of Legence shares. Because the public shareholders do not hold direct interests in Legence Holdings, they will not generally receive any direct flow-through of Legence Holdings’ tax attributes, such as losses or deductions, and will be subject to the standard rules applicable to shareholders of C corporations.

Results of Operations
For the Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
A summary of our consolidated results of operations, selected data as a percentage of revenues for the years indicated, as well as the dollar and percentage change from the prior year is presented as follows (dollars in thousands):

	Year Ended December 31,		Year over Year Change
	2025	2024
	$	$	$	%
Revenue	$2,550,491	$2,098,602	$451,889	21.5%
Cost of revenue	2,014,566	1,667,835	346,731	20.8%
Gross profit	535,925	430,767	105,158	24.4%
Selling, general and administrative	342,627	242,888	99,739	41.1%
Depreciation and amortization	100,365	97,153	3,212	3.3%
Acquisition-related costs	5,739	5,634	105	1.9%
Gain on sale of property and equipment	(326)	—	(326)	*
Goodwill impairment	24,966	17,804	7,162	40.2%
Long-lived asset impairment	2,415	—	2,415	*
Equity in earnings of joint venture	(1,443)	(3,063)	1,620	(52.9%)
Income from operations	61,582	70,351	(8,769)	(12.5%)
Interest expense	101,778	91,609	10,169	11.1%
Interest income	(4,488)	(5,464)	976	(17.9%)
Loss on debt extinguishment	6,651	—	6,651	*
Credit agreement amendment fees	6,302	7,801	(1,499)	(19.2%)
Other expense (income), net	6,481	(473)	6,954	(1,470.2%)
Total other expense, net	116,724	93,473	23,251	24.9%
Loss before income tax	(55,142)	(23,122)	(32,020)	138.5%
Income tax expense (benefit)	22,161	4,521	17,640	390.2%
Net loss	(77,303)	(27,643)	(49,660)	179.6%
Net (loss) income attributable to noncontrolling interests	(17,523)	912	(18,435)	(2,021.4)%
Net loss attributable to Legence	$(59,780)	$(28,555)	$(31,225)	109.4%
____________
*Not meaningful.
Revenue
Consolidated revenue increased $451.9 million, or 21.5%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is attributable to the results of our operating segments, which are discussed below.

The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Year Ended December 31,				Year over Year Change
	2025		2024
	$	%	$	%	$	%
Revenues:
Engineering & Consulting
Engineering & Design	$425,014	16.6%	$345,977	16.5%	$79,037	22.8%
Program & Project Management	301,279	11.8%	255,625	12.2%	45,654	17.9%
Total Engineering & Consulting segment	726,293	28.4%	601,602	28.7%	124,691	20.7%
Installation & Maintenance
Installation & Fabrication	1,493,830	58.6%	1,183,750	56.4%	310,080	26.2%
Maintenance & Service	330,368	13.0%	313,250	14.9%	17,118	5.5%
Total Installation & Maintenance segment	1,824,198	71.6%	1,497,000	71.3%	327,198	21.9%
Revenue	$2,550,491	100.0%	$2,098,602	100.0%	$451,889	21.5%
Engineering & Consulting: Engineering & Consulting segment revenue increased $124.7 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. Approximately 80% of the revenue increase in the Engineering & Consulting segment resulted from the impact of acquisitions completed in 2024 and the impact of an acquisition completed in late 2025. The Engineering & Design service line increased by 22.8% primarily driven by higher demand from life sciences & healthcare clients and hospitality & entertainment clients within Other. The Program & Project Management service line increased by 17.9% primarily driven by greater demand from hospitality & entertainment clients within Other.
Installation & Maintenance: Installation & Maintenance segment revenue increased $327.2 million for the year ended December 31, 2025 compared to the year ended December 31, 2024, driven by $310.1 million of incremental revenue from the Installation & Fabrication service line. The revenue increase in the Installation & Fabrication service line is primarily due to greater demand from data centers & technology as well as life sciences & healthcare clients, partially offset by lower demand from mixed-use clients and hospitality & entertainment clients within Other. The $17.1 million increase in revenue from the Maintenance & Service service line is primarily due to greater demand from data centers & technology as well as life sciences & healthcare clients, partially offset by lower demand from clients within Other.
Gross Profit
Consolidated gross profit increased $105.2 million, or 24.4%, during the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Year Ended December 31,				Year over Year Change
	2025		2024
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$238,869	32.9%	$205,085	34.1%	$33,784	16.5%	(1.2)%
Installation & Maintenance segment	297,056	16.3%	225,682	15.1%	71,374	31.6%	1.2%
Consolidated gross profit	$535,925	21.0%	$430,767	20.5%	$105,158	24.4%	0.5%
Engineering & Consulting: The $33.8 million, or 16.5%, increase in gross profit for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to higher revenue from the impact of acquisitions completed in 2024, partially offset by a lower gross margin. The decrease in gross margin reflects the impact of higher stock-based compensation related to legacy profit interest units paid for by entities outside of Legence as well as lower margin within our Engineering & Design service line, primarily from life sciences & healthcare, state & local government and education clients, partially offset by greater efficiency in customer fulfillment support costs.
Installation & Maintenance: The $71.4 million, or 31.6%, increase in gross profit for the year ended December 31, 2025 compared to the year ended December 31, 2024 was primarily attributable to revenue growth and higher gross margin in the Installation & Fabrication service line. The increase in gross margin was driven by strong project execution, partially offset by lower efficiency in customer fulfillment support costs, which includes higher stock-based compensation related to legacy profit interest units paid for by entities outside of Legence.
Selling, General & Administrative
Selling, general and administrative expenses increased by $99.7 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. Approximately $12.5 million of the increase in selling, general and administrative expenses related to the full-year impact in 2025 for acquisitions completed in 2024. Compensation expense increased $70.8 million compared to the prior year largely due to an increase in fair value of profits interest awards as well as higher headcount. Professional fees increased $17.6 million primarily related to the preparation of our IPO while lease and related expenses increased $7.0 million.
Goodwill Impairment
During the year ended December 31, 2025, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment of $25.0 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand, extending sales cycles and project funding uncertainty in the alternative energy industry.
During the year ended December 31, 2024, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded its fair value, resulting in goodwill impairment charges of $17.8 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections.

Long-Lived Asset Impairment
During the year ended December 31, 2025, it was determined the carrying amount of Long-lived assets for one asset group in the Engineering & Consulting segment exceeded fair value, resulting in Long-lived asset impairment of $2.4 million. The impairment was primarily driven by declining revenue, margins and cash flow projections.

Interest Expense
The increase in interest expense is primarily attributable to higher average borrowings during the year ended December 31, 2025 compared to the year ended December 31, 2024.

Loss on debt extinguishment
The loss on debt extinguishment is primarily due to accelerated amortization of debt issuance costs related to the early debt payment of $780.3 million during the year ended December 31, 2025.

Other Expense (Income), net
Other Expense (Income), net increased by $7.0 million during the year ended December 31, 2025 compared to the year ended December 31, 2024. The year ended December 31, 2025 includes $3.8 million for adjustments to an indemnification asset related to unrecognized tax benefits acquired in a prior acquisition, which is fully offset as an income tax benefit netted in Income tax expense on the Consolidated Statements of Operations and $2.9 million related to TRA liability remeasurements for changes in state income tax rates.
Income Tax Expense
Income tax expense was $22.2 million for the year ended December 31, 2025, and resulted in an effective tax rate of negative 40.2%, as compared to an income tax expense of $4.5 million for the year ended December 31, 2024 and an effective tax rate of negative 19.6%. These rates are lower than the federal statutory rate of 21%. The effective tax rate in the year ended December 31, 2025 was primarily due to a significant portion of the pre-tax loss being generated by pass-through entities that are not subject to income taxes at the Company level and an impairment that was not deductible for tax. The effective tax rate in the year ended December 31, 2024 was primarily due to a significant portion of the pre-tax loss being generated by pass-through entities that are not subject to income taxes at the Company level and unfavorable permanent adjustments including goodwill impairment, and was partially offset by a reduction in the Company’s deferred state tax rate.
For the Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
A summary of our consolidated results of operations, selected data as a percentage of revenues for the years indicated, as well as the dollar and percentage change from the prior year is presented as follows (dollars in thousands):

	Year Ended December 31,		Year over Year Change
	2024	2023
	$	$	$	%
Revenue	$2,098,602	$1,615,062	$483,540	29.9%
Cost of revenue	1,667,835	1,299,916	367,919	28.3%
Gross profit	430,767	315,146	115,621	36.7%
Selling, general and administrative	242,888	186,058	56,830	30.5%
Depreciation and amortization	97,153	80,241	16,912	21.1%
Acquisition-related costs	5,634	3,794	1,840	48.5%
Changes in the fair value of contingent consideration liabilities	—	31,071	(31,071)	*
Goodwill impairment	17,804	5,051	12,753	*
Equity in earnings of joint venture	(3,063)	(1,329)	(1,734)	*
Income from operations	70,351	10,260	60,091	*
Interest expense, net of capitalized interest	91,609	68,196	23,413	34.3%
Interest income	(5,464)	(4,249)	(1,215)	*
Credit agreement amendment fees	7,801	—	7,801	*
Other (income) expense, net	(473)	257	(730)	*
Total other expense, net	93,473	64,204	29,269	45.6%
Loss before income tax	(23,122)	(53,944)	30,822	(57.1)%
Income tax expense (benefit)	4,521	(7,918)	12,439	*
Net loss	(27,643)	(46,026)	18,383	*
Net income attributable to noncontrolling interests	912	—	912	*
Net loss attributable to Legence	$(28,555)	$(46,026)	$17,471	*
____________
*Not meaningful.
Revenue
Consolidated revenue increased $483.5 million, or 29.9%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is attributable to the results of our operating segments, which are discussed below.

The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Year Ended December 31,				Year over Year Change
	2024		2023
	$	%	$	%	$	%
Revenues:
Engineering & Consulting
Engineering & Design	$345,977	16.5%	$222,198	13.8%	$123,779	55.7%
Program & Project Management	255,625	12.2%	204,048	12.6%	51,577	25.3%
Total Engineering & Consulting segment	601,602	28.7%	426,246	26.4%	175,356	41.1%
Installation & Maintenance
Installation & Fabrication	1,183,750	56.4%	942,841	58.4%	240,909	25.6%
Maintenance & Service	313,250	14.9%	245,975	15.2%	67,275	27.4%
Total Installation & Maintenance segment	1,497,000	71.3%	1,188,816	73.6%	308,184	25.9%
Revenue	$2,098,602	100.0%	$1,615,062	100.0%	$483,540
Engineering & Consulting: Engineering & Consulting segment revenue increased $175.4 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The Engineering & Design service line accounted for $123.8 million, or 71%, of the increase in Engineering & Consulting segment revenue. Higher demand, primarily from education, data centers & technology and state & local government, accounted for approximately 15% of the increase in Engineering & Design service line revenue. Approximately 85% of the increase in Engineering & Design service line revenue resulted from the full year impact of acquisitions completed in 2023 and the contribution from companies acquired in 2024.
The Program & Project Management service line accounted for $51.6 million, or 29%, of the increase in Engineering & Consulting segment revenue. Higher demand, primarily from education clients, drove the increase in Program & Project Management service line revenue. Approximately 30% of the increase in Program & Project Management service line revenue was the result of an acquisition completed in 2024.
Installation & Maintenance: Installation & Maintenance segment revenue increased $308.2 million for the year ended December 31, 2024 compared to the year ended December 31, 2023.
The Installation & Fabrication service line accounted for $240.9 million, or 78%, of the increase in Installation & Maintenance segment revenue. Higher demand from data centers & technology clients accounted for approximately 40% of the increase in Installation & Fabrication service line revenue. Approximately 60% of the increase in the Installation & Fabrication service line revenue resulted from the full year impact of acquisitions completed in 2023.
The Maintenance & Service service line accounted for $67.3 million, or 22%, of the increase in the Installation & Maintenance segment revenue. Approximately 80% of the increase in Maintenance & Service service line revenue resulted from the full year impact of acquisitions completed in 2023.
Gross Profit
Consolidated gross profit increased $115.6 million, or 36.7%, during the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase is attributable to the results of our operating segments, which are discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Year Ended December 31,				Year over Year Change
	2024		2023
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$205,085	34.1%	$147,892	34.7%	$57,193	38.7%	(0.6)%
Installation & Maintenance segment	225,682	15.1%	167,254	14.1%	58,428	34.9%	1.0%
Consolidated gross profit	$430,767	20.5%	$315,146	19.5%	$115,621	36.7%	1.0%
Engineering & Consulting: The increase in gross profit was attributable to higher revenue partially offset by modestly lower gross margin resulting from lower sustainability consulting revenue, which typically generates higher margins. Additionally, 2023 gross profit benefited from $7.4 million in revenue related to one-time amendments to several contracts with a developer in exchange for discounted fees.
Installation & Maintenance: The increase in gross profit was primarily attributable to higher revenue. The increase in gross profit margin was driven by several larger projects with higher margins.
Selling, General & Administrative
The increase in selling, general and administrative expenses is primarily attributable to a $29.7 million increase in compensation costs during the period resulting from more headcount. Additionally, there was an increase in professional fees of $7.4 million as compared to the prior year related primarily to IT costs, acquisition-related costs and other costs related to our strategic initiatives.
Depreciation and Amortization
The increase in depreciation and amortization is attributable to a $10.9 million increase in the amortization of intangible assets and a $7.1 million increase in the depreciation of property and equipment, primarily from the full year impact of acquisitions completed in 2023 and the contribution from companies acquired in 2024.
Changes in the Fair Value of Contingent Consideration Liabilities
The decrease in changes in the fair value of contingent consideration liabilities is primarily attributable to the contingent earnout obligation associated with the Black Bear acquisition, which we completed in 2022. During the year ended December 31, 2023, the fair value of the contingent earnout obligation increased $27.0 million as the maximum earnout was achieved. We paid the earnout amount in 2024 and have no further obligations to Black Bear shareholders under the earnout agreement and as such did not recognize any changes in the fair value of the contingent earnout obligation during the year ended December 31, 2024.
Goodwill Impairment
During the year ended December 31, 2024, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded its fair value, resulting in goodwill impairment charges of $17.8 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections. During the year ended December 31, 2023, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment charges of $5.1 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections and investments in support functions.
Interest Expense, Net of Capitalized Interest
The increase in interest expense, net of capitalized interest is primarily attributable to additional borrowings. This includes $565.0 million of borrowings under the Term Loan Credit Facility during 2024, as well as the full year impact of $155.0 million of incremental borrowings under the Term Loan Credit Facility during 2023.

Income Tax Expense (Benefit)
Income tax expense was $4.5 million in the year ended December 31, 2024, and resulted in an effective tax rate of negative 19.6%, as compared to an income tax benefit of $7.9 million in the year ended December 31, 2023 and an effective tax rate of 14.5%. These rates are lower than the federal statutory rate of 21%. The effective tax rate in the year ended December 31, 2024 was primarily due to a significant portion of the pre-tax loss being generated by pass-through entities that are not subject to income taxes at the Company level and unfavorable permanent adjustments including goodwill impairment, and was partially offset by a reduction in the Company’s deferred state tax rate. The effective tax rate in the year ended December 31, 2023 was primarily due to a significant portion of the pre-tax loss being generated by pass-through entities that are not subject to income taxes at the Company level and to taxable income in the tax paying C corporations.
Non-GAAP Financial Measures

Adjusted EBITDA and Adjusted EBITDA Margin are financial measures not presented in accordance with GAAP but are intended to provide useful and supplemental information to investors and analysts as they evaluate our performance. EBITDA is defined as earnings before interest and other financing expenses, taxes, depreciation and amortization. Adjusted EBITDA is defined as net loss adjusted to exclude, or otherwise reflect, interest expense, net of capitalized interest, interest income, income tax expense (benefit), depreciation and amortization, credit agreement amendment fees, goodwill impairment, long-lived asset impairment, net (gain) loss on sale and disposition of property and equipment, loss on debt extinguishment, changes in the fair value of contingent consideration liabilities, acquisition and integration costs, system deployment costs, strategic initiative costs, indemnification asset adjustments, Tax Receivable Agreement liability remeasurements, stock-based compensation expense and accelerated project sale. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA should not be considered an alternative to net loss that is derived in accordance with GAAP. Management believes that the exclusion of the above-described items from gross profit and net loss in the presentation of the non-GAAP measures identified above enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items, both in value and frequency, period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with those of other companies.

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

In order to evaluate our business, we encourage you to review the financial statements included elsewhere in this filing, and not rely on a single financial measure to evaluate our business.

The following table provides a reconciliation of our Net Loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, and a calculation of Adjusted EBITDA Margin for the periods presented herein (dollars in thousands):

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(77,303)	$(27,643)	$(46,026)
Interest expense, net of capitalized interest	101,778	91,609	68,196
Interest income	(4,488)	(5,464)	(4,249)
Income tax expense (benefit)	22,161	4,521	(7,918)
Depreciation and amortization	114,288	110,849	92,801
Credit agreement amendment fees(1)	6,302	7,801	—
Goodwill impairment(2)	24,966	17,804	5,051
Long-lived asset impairment(3)	2,415	—	—
Net (gain) loss on sale and disposition of property and equipment	(326)	(270)	822
Loss on debt extinguishment	6,651	—	—
Changes in the fair value of contingent consideration liabilities	—	—	31,071
Acquisition and integration costs(4)	8,436	9,181	5,402
System deployment costs(5)	2,140	5,048	11,826
Strategic initiative costs(6)	17,092	10,778	6,784
Indemnification asset adjustments(7)	3,796	—	—
Tax Receivable Agreement liability remeasurements(8)	2,914	—	—
Stock-based compensation expense	68,003	5,411	10,051
Accelerated project sale(9)	—	—	(7,401)
Adjusted EBITDA	$298,825	$229,625	$166,410
Net Loss Margin	(3.0)%	(1.3)%	(2.8)%
Adjusted EBITDA Margin	11.7%	10.9%	10.3%
(1)Represents costs incurred in connection with our debt refinancings in each of the periods presented.
(2)Refer to “Item 8. Financial Statements and Supplementary Data, Note 5—Goodwill and Intangible Assets” in Notes to Consolidated Financial Statements, for details on the nature of the impairment.
(3)Refer to “Item 8. Financial Statements and Supplementary Data, Note 2—Summary of Significant Accounting Policies, Long-Lived Assets Impairment” in Notes to Consolidated Financial Statements, for details on the nature of the impairment.
(4)For the years ended December 31, 2025, 2024 and 2023, the figures include $5.7 million, $5.6 million and $3.8 million, respectively, of acquisition costs recorded in Acquisition-related costs, and $2.7 million, $3.6 million and $1.6 million, respectively, of acquisition integration costs recorded in Selling, general and administrative on the Consolidated Statements of Operations.
(5)Represents consulting and initial upfront costs associated with implementing and optimizing certain enterprise resource planning systems, including IFS, Onestream and Ceridian Dayforce.
(6)Represents (i) consulting costs associated with rebranding efforts in connection with our name change to Legence that we do not expect to recur in the future, (ii) upfront consulting and out-of-pocket costs related to developing and launching the cross-selling framework amongst our brands, many of which were more recently acquired and integrated into the Legence brand, (iii) consulting and legal fees associated with education and marketing efforts for our clients with respect to utilizing certain government incentive programs, (iv) consulting, legal, accounting, and other expenses in connection with non-recurring extraordinary company transactions, including fees related to our IPO that did not meet the requirements to be deferred issuance costs, and (v) consulting, legal, accounting, and other expenses in connection with the secondary offering conducted on behalf of our selling shareholders.
(7)Represents adjustments to an indemnification asset related to unrecognized tax benefits acquired in a prior acquisition recorded in Other expense (income), net on the Consolidated Statements of Operations and is fully offset as an income tax benefit netted in Income tax expense on the Consolidated Statements of Operations .
(8)TRA liability remeasurements are recorded in Other expense (income), net on the Consolidated Statements of Operations
(9)Our Black Bear subsidiary helps businesses and real estate owners procure on-site generation and storage systems for their buildings. Black Bear receives compensation for its services from project developers who pay Black Bear a fee if they are selected to provide the system for the client. The fee is typically earned and paid when the client enters into a binding contract with the project developer and permits to begin construction have been issued. If a contract is not signed or permits are not issued, Black Bear is typically not owed a fee from the project developer. In the fourth quarter of 2023, a project developer who had been selected for a large number of projects by Black Bear’s clients offered to immediately pay Black Bear all of the fees that Black Bear would earn in the future if all of the projects received permits, provided that Black Bear would agree to discount the fee amounts. Black Bear agreed to discount the fee amounts and recorded significantly higher revenues than would be typical in a quarter. Given the unique nature of the transaction, we consider it to be non-recurring in nature. This adjustment is to eliminate the approximately $7.4 million profit we recorded from the transaction.
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
Our backlog and awarded contracts measure has two components: backlog and awarded contracts. Backlog represents, as of any date of determination, the expected revenue values of the remaining performance obligations under our contracted fixed-price projects. Awarded contracts represents as of any date of determination, the expected revenue values of projects awarded to us following a request for proposals but for which a formal contract has not yet been signed. We only include fixed-price contracts in our backlog and awarded contracts because they have defined revenue values. We do not include cost-plus contracts, which are primarily generated in our Maintenance & Service service line, in our backlog and awarded contracts because their total revenue values are not known. Historically, cost-plus projects have comprised a relatively small portion of our revenue. We calculate our book-to-bill ratio by taking our additions to backlog and awarded contracts, excluding additions that were attained through acquisition, for the period, and dividing it by revenue from fixed-price contracts for the same period. A book-to-bill ratio of 1.0 indicates that we are booking backlog and awarded contracts at the same pace as we are recognizing revenue, suggesting stable revenue in future periods. A book-to-bill ratio above 1.0 indicates that backlog and awarded contracts are outpacing revenue, which could indicate an increase in revenue in future periods. Conversely, a book-to-bill ratio below 1.0 indicates that backlog and awarded contracts are trailing revenue, which could indicate a decrease in future revenue. Given that backlog and awarded contracts and book-to-bill ratio are operational measures and that our methodology for calculating backlog and awarded contracts and book-to-bill ratio does not meet the definition of a non-GAAP measure, as that term is defined by the SEC, a quantitative reconciliation for each is not required nor provided.

The following tables present our backlog and awarded contracts and book-to-bill ratio by reportable segment with book-to-bill ratio calculated during the periods noted (dollars in thousands):

	As of and for the Years Ended December 31,
	2025	2024	2023
Engineering & Consulting
Backlog	$686,726	$563,562	$412,874
Awarded contracts	307,347	292,222	299,422
Backlog and awarded contracts	$994,073	$855,784	$712,296
Book-to-bill ratio	1.2x	1.0x	1.3x
Installation & Maintenance
Backlog	$2,098,329	$1,166,238	$895,410
Awarded contracts	581,947	450,072	96,087
Backlog and awarded contracts	$2,680,276	$1,616,310	$991,497
Book-to-bill ratio	1.7x	1.5x	1.0x
Total
Backlog	$2,785,055	$1,729,800	$1,308,284
Awarded contracts	889,294	742,294	395,509
Backlog and awarded contracts	$3,674,349	$2,472,094	$1,703,793
Book-to-bill ratio	1.6x	1.3x	1.1x
The increase in backlog and awarded contracts from December 31, 2024 to December 31, 2025 resulted from an increase in awards in both segments. The increase in Engineering & Consulting was primarily driven by new projects within the state & local government and life sciences & healthcare client end markets. The increase in Installation & Maintenance was primarily driven by new projects within the data centers & technology client end market. The increase in backlog and awarded contracts from December 31, 2023 to December 31, 2024 resulted from an increase in awards in both segments. The increase in Engineering & Consulting was primarily driven by new projects within the education client end market and additional backlog from the acquisition of P2S and AMA. The increase in Installation & Maintenance was primarily driven by new projects within the life sciences & healthcare and data centers & technology client end markets.
Liquidity and Capital Resources
Overview
As of December 31, 2025 and 2024, our primary sources of liquidity included cash and cash equivalents of $230.2 million and $81.2 million, respectively, and $194.3 million and $84.8 million, respectively, available to be borrowed under the Revolving Credit Facility and cash flows from operations as of December 31, 2025 and 2024. We expect our primary sources of liquidity to be cash flows from operations, borrowings incurred under our Revolving Credit Facility or proceeds from offerings of debt or equity securities. Access to additional liquidity, such as a further increase in the capacity under our existing Revolving Credit Facility or a new financing arrangement, will be dependent upon our future financial position and debt market conditions.
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
Although we cannot provide any assurance that our cash flows from operations will be sufficient to fund our operations or that additional capital will be available to us on acceptable terms, or at all, we believe our primary sources of liquidity are sufficient to fund our ongoing working capital, investing and financing requirements for at least the next twelve months and beyond. In the event that we require additional capital, we may seek to raise funds at any time through equity, equity-linked arrangements and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition would be adversely affected. Refer to "Part I, Item 1A. Risk Factors” for additional information.

Cash Flows
The information presented below was derived from our Consolidated Statements of Cash Flows within the Consolidated Financial Statements and summarizes cash flow activity (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash provided by (used in):
Operating activities	$256,873	$29,268	$33,917
Investing activities	(54,047)	(243,985)	(133,902)
Financing activities	(53,827)	206,964	128,471
Increase (decrease) in cash and cash equivalents and restricted cash	$148,999	$(7,753)	$28,486
Please refer to the supplemental cash flow information included in “Note 22—Other Financial Information” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further details.
Operating Activities
Cash flow from operating activities is primarily influenced by the level of revenue we generate and the gross margin we earn on that revenue. It is also influenced by the timing of working capital investment associated with the services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before the associated receivables are billed and collected. Our management strives to negotiate payment terms that minimize the working capital investment that we are required to make in connection with large projects. Additionally, changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors may affect customer spending and, thus, impact cash flows from operating activities. We typically require the most working capital during the second half of the year as activity levels increase in the spring and summer months and less working capital in the first half of the year as activity levels decrease and we receive final payments on completed jobs.
Cash flows provided by operating activities increased by $227.6 million during 2025 compared to 2024. The increase mainly reflects fluctuations in the primary components of working capital, as detailed in the Consolidated Statements of Cash Flows. Operating cash flows from contract liabilities increased by $186.7 million, primarily due to increased billings net of recognized revenue. Operating cash flows from accounts payable increased by $107.2 million, primarily due to increased business activity and timing of payments. Additionally, operating cash flows from accrued and other current liabilities increased by $22.7 million, primarily because there were no payments of contingent consideration during 2025 compared to $32.5 million during 2024. These increases are partially offset by a $168.2 million decrease in operating cash flows from accounts receivable and contract assets. The change in accounts receivable and contract assets is primarily driven by higher revenue and the timing of billing and collection. The impact of adjustments for non-cash items was mostly offsetting in nature and is detailed on the Consolidated Statements of Cash Flows.
Cash flows from operating activities decreased by $4.6 million during 2024 compared to 2023. This decrease is primarily attributable to fluctuations in the main components of working capital, as detailed in the Consolidated Statements of Cash Flows. Specifically, net loss decreased by $18.4 million, while the benefit was partially offset by a $22.5 million decrease in cash provided by the effects of changes in operating assets and liabilities. The decrease from changes in operating assets and liabilities is primarily attributable to an increase in contract assets of $27.3 million due to increased revenue and contract retentions and the decrease in accrued and other current liabilities of $37.9 million, most of which related to the payment of contingent earnouts from acquisitions in excess of the amounts of the acquisition-date fair value of the liability. These changes were partially offset by other operating assets and liabilities, primarily an increase in accounts payable of $15.7 million due to the volume and timing of payments to vendors, and a $98.9 million benefit from changes in accounts receivable due to the timing of collections from customers. The impact of adjustments for noncash items was mostly offsetting in nature and is detailed on the Consolidated Statements of Cash Flows.

Investing Activities
Cash flows used in investing activities primarily consist of payments for the acquisition of businesses, capital expenditures and proceeds from the sale of property and equipment.
Cash flows used in investing activities decreased by $189.9 million during 2025 compared to 2024. The decrease is primarily attributable to a decrease of $208.7 million in consideration paid for acquisitions, partially offset by an $18.9 million increase in purchases of property and equipment.
Cash flows used in investing activities increased by $110.1 million during 2024 compared to 2023. The increase is primarily attributable to a $105.4 million increase in consideration paid for acquisitions.
Financing Activities
Financing cash flows primarily consist of the issuance and repayment of short-term and long-term debt, debt issuance costs, contingent earnouts from acquisitions, financing lease payments, and cash distributions and contributions to and from Legence Parent.
During 2025, cash used in financing activities was $53.8 million compared to cash provided by financing activities of $207.0 million during 2024, which is a $260.8 million decrease in cash flows from financing activities. The change is impacted by a $505.4 million decrease in term loan borrowings and an $838.5 million increase in term loan payments in 2025 compared to 2024. In 2025, the Company received $780.2 million of net IPO proceeds and used those proceeds and cash on hand to pay $28.1 million of outstanding offering costs and prepay a portion of the term loan. The rest of the change is primarily related to $301.6 million in distributions to Legence Parent and $32.5 million of payments of contingent consideration, both of which occurred in 2024.
Cash flows provided by financing activities increased by $78.5 million during 2024 compared to 2023. The increase is primarily attributable to a $410.0 million increase in proceeds from borrowings, partially offset by the $300.1 million increase in the cash distributions to Legence Parent and the $27.0 million increase in the payment of contingent earnouts from acquisitions.
Debt
Debt obligations consist of the following (dollars in thousands):

	December 31,
	2025	2024
Term loan	$797,772	$1,590,350
Notes payable	27,345	27,083
Finance lease liabilities	10,642	7,216
Total debt	835,759	1,624,649
Less: Current portion	(16,694)	(22,984)
Less: Unamortized debt issuance costs and discounts	(6,667)	(15,819)
Long-term debt, net of current portion	$812,398	$1,585,846
The ensuing summary and discussion are not a complete description of all of the terms of our significant debt instruments. Please refer to “Note 9—Debt” and “Note 20—Related Party Transactions” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information.
Credit Agreement
On December 16, 2020, Legence Holdings entered into a credit agreement with Jefferies Finance LLC as the administrative agent for a group of lenders, which provided for (a) a term loan credit facility, (b) a delayed draw term loan credit facility and (c) a revolving credit facility. The term loan matures on December 16, 2031, and is secured by substantially all assets of the Company, subject to customary exclusions.

On February 6, 2025, Legence Holdings amended the credit agreement to reduce the interest rate applicable to borrowings of term loans or delayed draw term loans and extend the maturity date applicable to the Term Loan Credit Facility and the Delayed Draw Term Loan Credit Facility by one year from December 16, 2027 to December 16, 2028. The amendment also removed the 0.10% credit spread adjustment applicable to borrowings of term loans that are SOFR loans.
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
On October 30, 2025, Legence Holdings and certain of its subsidiaries entered into Amendment No. 11 to the credit agreement to, among other things, refinance and replace the previously existing (i) $797.8 million term loan facility with a $797.8 million term loan facility that extends the maturity date by three years to December 16, 2031 and reduces its applicable interest rate by 0.25% to the Secured Overnight Financing Rate (“SOFR”) plus 2.25% and (ii) $90.0 million revolving credit facility with a $200.0 million revolving credit facility that extends its maturity date by approximately four years to September 22, 2030 and sets its applicable interest rate at SOFR plus 2.25%, in alignment with the replacement term loan credit facility.
Subject to the requirements of the credit agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the agreement.
Under the terms of the credit agreement, Legence Holdings and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain conditions.
The credit agreement contains a springing financial maintenance covenant that requires the First Lien Net Leverage Ratio not to exceed 8.50 to 1.00 if certain testing conditions are satisfied. The credit agreement generally defines this as the ratio of first lien secured indebtedness (net of cash) to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters. The springing financial maintenance covenant is only tested if, as of the last day of each fiscal quarter, the amount of loans and/or letters of credit outstanding under the Revolving Credit Facility is greater than 35% of the aggregate revolving credit commitments. The springing financial maintenance covenant was not required to be tested during the periods presented in the Consolidated Financial Statements.
The credit agreement includes customary covenants restricting the ability of Legence Holdings and its subsidiaries to, among other things, incur additional indebtedness, sell or convey assets, make loans to or investments in others, enter into mergers, incur liens and pay dividends or distributions.
Other Notes Payable
The Company holds various other promissory notes payable in connection with certain acquisitions. These notes payable comprise a small portion of our outstanding indebtedness. Please refer to “Item 8. Financial Statements and Supplementary Data, Note 9—Debt” in Notes to Consolidated Financial Statements for further information.
Tax Receivable Agreement
In connection with the consummation of our IPO, we entered into the TRA with the TRA Members. This agreement generally provides for the payment by us to the TRA Members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize with respect to taxable periods ending after our IPO or (b) are deemed to realize in the event the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of our Board) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) our allocable share of existing tax basis acquired in connection with our IPO and increases to such allocable share of existing tax basis; (ii) our utilization of certain tax attributes of the Blocker Entities; (iii) Basis Adjustments; and (iv) certain additional tax benefits arising from payments made under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. If the TRA terminates early, we could be required to make a substantial, immediate lump-sum payment.
We expect that the payments that we will be required to make under the TRA could be substantial. The exact amount of expected future payments under the TRA is dependent upon a number of factors, including the Company’s cash tax savings, the timing of exercises of the Exchange Right, the enacted tax rate in the years in which it utilizes tax attributes subject to the TRA, and current taxable income forecasts. These estimated rates and forecasts are subject to change based on actual results and realizations, which could have a material impact on the liability to be paid. Due to the uncertainty of these factors, we cannot precisely quantify the likely tax benefits we will realize. Any payments made by us to the TRA Members under the TRA will not be available for reinvestment in Legence Holdings (or indirectly, its business) and generally will reduce the amount of overall cash flow that might have otherwise been available to us. We expect to fund the required payments under the TRA with our actual cash tax savings generated by the exchanges of LGN Units in the UP-C structure. Our ability to satisfy our long-term liquidity requirements depends on our future operating performance, which is affected by and subject to prevailing economic conditions, market conditions in our industry and financial, business and other factors that we will not be able to predict or control.
The term of the TRA commenced upon the completion of the IPO and will continue until all such tax benefits have been utilized or expired and all required payments are made, unless we exercise our right to terminate the TRA (or the TRA is terminated due to other circumstances, including our breach of a material obligation thereunder or certain mergers or other changes of control) by making the termination payment specified in the agreement.
Material Cash Requirements
As of December 31, 2025, our material cash requirements primarily consist of obligations under our lease arrangements and financing arrangements. These obligations and their expected timing on future cash flows and liquidity are summarized within “Note 8—Leases” and “Note 9—Debt” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data", respectively (dollars in thousands).

	Payment Due by Period
Contractual Obligations and Commitments	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Debt	$825,117	$12,963	$38,314	$15,956	$757,884
Interest on debt(1)	279,471	48,075	94,831	92,772	43,793
Operating lease obligations	154,283	29,518	57,237	42,353	25,175
Finance lease obligations	11,787	4,357	6,188	1,242	—
Total cash requirements from contractual obligations and commitments	$1,270,658	$94,913	$196,570	$152,323	$826,852
____________
(1)These amounts do not include the effect of our interest rate swap agreements. Further, the amounts assume (i) that interest rates as of December 31, 2025 remain constant until the maturity of the debt and (ii) that we do not refinance or incur additional debt.
Contingent Obligations
We have various contingent obligations that we anticipate could require the use of cash based on contractual obligations as of December 31, 2025; however, the final amount payable or the timing may not be fixed and determinable. Such contingent obligations include the following:
•Some of our customers require us to secure surety bonds from reputable financial institutions to guarantee execution on certain projects. In the event Legence or its subcontractors fail to meet its performance obligations, customers have the option to request the surety bond provider fund the completion of the project using other service providers. Under the terms of these agreements, we are liable for any disbursement made by the bonding company because of our failure to perform. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation. As of December 31, 2025 and 2024, $561.5 million and $384.2 million, respectively, of backlog and awarded contracts was subject to surety bond obligations. In the eleven years prior to December 31, 2025, we did not receive a claim for liquidated damages in excess of $100,000.
•As part of our normal course of business, we offer guaranteed energy savings to customers under certain contracts. As of December 31, 2025 and 2024, total guarantees were $307.4 million and $308.2 million, respectively. Should the guaranteed energy savings not be achieved, these guarantees would become due to the customers. Historically, we have not incurred notable losses in connection with these guarantees.
•We have standby letters of credit that are secured through the revolving line of credit. Obligations under these letters of credit are not normally called, as we typically comply with the underlying requirements. As of December 31, 2025 and 2024, we had $5.7 million and $5.2 million, respectively, in standby letters of credit primarily related to the deductibles of insurance policies. Please refer to “Item 8. Financial Statements and Supplementary Data, Note 9—Debt” in Notes to Consolidated Financial Statements for further information.
•We make payments for collective bargaining agreements, multiemployer pension plan liabilities and liabilities related to our deferred compensation and other employee benefit plans, as discussed in “Item 8. Financial Statements and Supplementary Data, Note 13—Stock-Based Compensation and Long-term Incentive Awards” and “Note 17—Union-Sponsored Pension Plans and Other Employee Benefit Plans” in Notes to Consolidated Financial Statements.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Consolidated Financial Statements. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.
Our significant accounting policies are discussed in the “Item 8. Financial Statements and Supplementary Data, Note 2—Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to areas involving a significant level of estimation uncertainty and have had or are likely to have a material impact on our financial statements.
Revenue Recognition
The Company recognizes revenue at the time the related performance obligation is satisfied by transferring the promised good or service to its customers. A good or service is considered to be transferred when the customer obtains control. The Company can transfer control of a good or service and satisfy its performance obligations either over time or at a point in time, though the majority of the Company’s contracts have over time performance obligations.
Management has concluded performance obligations related to construction and service contracts are satisfied over time because the Company’s performance typically creates or enhances an asset that the customer controls. The Company primarily measures the progress toward complete satisfaction of the performance obligation(s) using an input method (i.e., “cost-to-cost”), though some contracts use an output method (i.e., “milestone achievement”) when our performance does not produce significant amounts of work in process prior to complete satisfaction of such performance obligation(s).
The accuracy of the Company’s revenue and profit recognition in each year at the balance sheet date depends on the accuracy of management’s estimates of the cost to complete each project as well as variable consideration. There are several factors that can contribute to changes in estimates of contract cost and profitability, such as changes in project scope, input costs and productivity, among others. Such factors may cause fluctuations in gross profit and gross profit margin from period to period. These changes may have a significant impact on the financial statements. At the time a loss on a contract becomes probable, the entire amount of the estimated loss is accrued. Management monitors for circumstances that may affect the accuracy of its estimates, and material changes in estimates are disclosed accordingly.

Goodwill
Goodwill represents the excess of the purchase price over the fair value of identifiable assets and liabilities of the acquired business. Goodwill is not subject to amortization but is tested for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete information is available. Goodwill is evaluated for impairment on an annual basis in the fourth quarter of the fiscal year and on an interim basis if events or circumstances arise which indicate that the carrying value of goodwill may not be recoverable from future cash flows.
Fair values of reporting units are estimated based on a market approach and an income approach. The income approach utilizes discounted future cash flows and assumptions critical to the fair value estimate of the discounted cash flow model including revenue growth rates, forecasted EBITDA margins and discount rate. The market approach utilizes market multiples of EBITDA margin on invested capital from comparable publicly traded companies. During the year ended December 31, 2025, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment charges of $25.0 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand, extending sales cycles and project funding uncertainty in the alternative energy industry. As of December 31, 2025, all other reporting units had fair value estimates exceeding carrying values by at least 19%, except for two reporting units in the Engineering & Consulting segment. These reporting units had a combined goodwill balance of $88.3 million with fair value exceeding carrying value by less than 10%.
During the year ended December 31, 2024, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment charges of $17.8 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections. During the year ended December 31, 2023, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment charges of $5.1 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections and investments in support functions.
There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that changes in facts, judgments and assumptions made in estimating the fair value of reporting units could occur, resulting in possible impairment in the future.
Tax Receivable Agreement
The TRA generally provides for the payment by us of 85% of the net cash savings, if any, we realize, or are deemed to realize, as a result of certain tax attributes and benefits covered by the TRA.
We estimate our obligation under the TRA utilizing various assumptions set forth in the TRA, including: (i) a constant combined federal and state corporate tax rate of 26.73%; (ii) we have sufficient taxable income to fully utilize the tax benefits; and (iii) no material changes in tax law. Because the timing and amount of realized tax savings depend on future taxable income, stock price, and exchange activity, actual TRA payments could differ materially from estimates. Estimating future taxable income is inherently uncertain and requires judgment. Refer to “Item 8. Financial Statements and Supplementary Data, Note 16—Tax Receivable Agreement” in Notes to Consolidated Financial Statements included elsewhere in this filing for further information.
Income Taxes
We utilize the asset and liability approach in reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized.
Under the provisions of ASC 740-10 Income Taxes, the Company evaluates uncertain tax positions by reviewing against applicable tax law all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits.

Refer to “Note 2—Summary of Significant Accounting Policies” and “Note 18—Income Taxes” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information, including the identification and measurement of deferred tax assets and liabilities, the measurement of valuation allowances on deferred tax assets, gross unrecognized tax benefits and other additional acquired tax attributes.
Acquisitions and Valuation of Intangible Assets
We assign purchase consideration to the assets acquired and liabilities assumed as of their acquisition dates based on their fair value. We record our acquisitions under the acquisition method of accounting, and the total purchase price is allocated to the acquired net tangible and identifiable intangible assets based on their fair values as of the acquisition dates. Determining the fair value of certain long-lived assets, specifically intangible assets, requires judgment and often involves the use of significant estimates and assumptions.
The estimated fair value of identified intangible assets are Level 3 fair value measurements and are determined using discounted cash flow techniques. Fair value is estimated using a multi-period excess earnings method for customer relationships and backlog and a relief from royalty method for trade names. The significant assumptions used in estimating fair value of customer relationships and backlog include (i) the estimated life the asset will contribute to cash flows, such as remaining contractual terms, (ii) revenue growth rates and EBITDA margins, (iii) attrition rate of customers, and (iv) the estimated discount rates that reflect the level of risk associated with receiving future cash flows. The significant assumptions used in estimating fair value of trade names include discount rates and estimated royalties that would be paid to license a comparable asset. The royalty rates used in this method are based on published comparable market royalty transactions.
Refer to “Note 2—Summary of Significant Accounting Policies” and “Note 4—Acquisitions” in Notes to Consolidated Financial Statements included in "Item 8. Financial Statements and Supplementary Data" for further information on valuation methods, inputs and assumptions.
Recent Accounting Pronouncements
Refer to “Item 8. Financial Statements and Supplementary Data, Note 2—Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements included elsewhere in this filing for more information regarding recent accounting pronouncements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of business, we are exposed to financial risks such as changes in interest rates and inflation risk associated with our input costs. We utilize derivative instruments, classified as cash flow hedges, to manage interest rate exposures on our floating rate debt.
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We seek to mitigate this risk with an appropriate amount of fixed rate debt obligations through interest rate derivative contracts that fix the interest rate on the respective floating rate debt obligations. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $797.8 million as of December 31, 2025 and $1,590.4 million as of December 31, 2024, an increase in the current interest rate levels of 1% would result in an increase in our annual interest expense of $8.0 million and $15.9 million, respectively.
Inflation Risk
From time to time, as a result of macroeconomic conditions, we have been impacted by inflation, including escalating transportation, commodity and other supply chain costs and disruptions. While inflationary pressures have eased since the start of 2025, rising or consistently high rates of inflation, including as a result of geopolitical tensions and trade wars, have the potential to increase costs of labor and other inputs for our services. It is possible that in the future we may experience higher than expected inflation, including escalating transportation, commodity and other supply chain costs and disruptions. If our costs are subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations or financial condition.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Legence Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Legence Corp. (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Legence Corp. Initial Public Offering— Refer to Notes 1 and 2 to the financial statements
Critical Audit Matter Description
In September 2025, the Company completed an initial public offering ("IPO") utilizing a structure that allows the Company and certain investors to continue to realize tax benefits associated with the entity following the IPO (commonly known as an Up-C structure). In connection with the IPO, the Company completed a series of organizational transactions, including: (1) certain entities were formed and reorganized, including the formation of Legence Corp.; (2) the Limited Liability Company Agreement of Legence Holdings was amended and restated to, among other things, make the Company the managing member of Legence Holdings LLC and converted its existing equity interests into LGN A Units and LGN B Units, with LGN A Units corresponding one-for-one to shares of Class A common stock and LGN B Units corresponding one-for-one to shares of Class B common stock; (3) the Company entered into an Exchange Agreement pursuant to which holders of LGN B units may exchange their interests for shares of Class A common stock; and 4) the Company entered into a Tax Receivable Agreement ("TRA") with certain investors (collectively the "Transactions"). As a result of the

Transactions, the Company (1) determined that Legence Holdings LLC is a variable interest entity and the Company is the primary beneficiary of Legence Holdings LLC, and therefore consolidates Legence Holdings LLC, (2) will measure and classify LGN B units as noncontrolling interest within equity, and (3) will recognize a TRA liability and related deferred tax asset, net of any valuation allowance, with an offsetting entry to additional paid-in capital.
We identified the Company’s conclusions related to the Transactions as a critical audit matter because of the complex judgments involved in applying the accounting guidance in the recording of such transactions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals having expertise in consolidation, financial instruments, and tax accounting, when performing audit procedures to evaluate management’s judgments and conclusions.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s conclusions related to the Transactions included the following, among others:
•We read the executed agreements and other supporting documents relevant to the Transactions and evaluated key terms.
•With the assistance of professionals having expertise in consolidation, financial instruments, and tax accounting, we evaluated management’s conclusions regarding the accounting for the Transactions under accounting principles generally accepted in the United States of America.
•We evaluated the Company’s financial statement disclosures related to the impacts of the Transactions.
Revenue — Refer to Notes 2 and 3 to the financial statements
Critical Audit Matter Description
The majority of the Company’s contracts are fixed price and have over time performance obligations. The Company primarily measures the progress toward complete satisfaction of the performance obligation(s) of these contracts using an input method (i.e., “cost-to-cost”). The accuracy of the Company’s revenue and profit recognition in each year depends on the accuracy of management’s estimates of the cost to complete for each project. There are several factors that can contribute to changes in estimates of contract cost and profitability, which may cause fluctuations in gross profit and gross profit margin from period to period.
Given the significant judgment necessary to estimate the cost to complete for contracts where the Company applies the cost-to-cost input method, auditing these estimates required extensive audit effort due to the complexity of the estimates and a high degree of auditor judgment when evaluating the results of audit procedures.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to costs to complete for fixed price contracts included the following, among others:
•We evaluated the reasonableness and consistency of the methods and assumptions used by management to estimate cost to complete on fixed price contracts.
•We evaluated management’s ability to accurately estimate cost to complete by comparing current gross profit margin to historical and prospective gross profit margin for fixed price contracts.
•We selected a sample of fixed price contracts and performed the following:
◦Evaluated management's ability to estimate costs at completion for each selected contract by performing inquiries with the Company's project managers and personnel involved with the selected contracts, including inquiries related to the timeline to completion and estimates of future costs to complete the contract.
◦Selected a sample of estimates of costs to complete and evaluated management’s estimates by comparing to supporting documents for those estimates.

Goodwill — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
Goodwill is evaluated for impairment at the reporting unit level, at least, on an annual basis. The fair value of a reporting unit is estimated based on a market approach and an income approach. The income approach utilizes discounted future cash flows. Assumptions critical to the fair value estimate utilizing the discounted cash flow model include the revenue growth rate, EBITDA margin, and discount rate.
We identified goodwill for two reporting units with a combined total of $88.3 million of goodwill as a critical audit matter because of the significant judgments made by management to estimate the fair value of these reporting units. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to the revenue growth rate, EBITDA margin, and discount rate.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the revenue growth rate, EBITDA margin, and discount rate used by management to estimate the fair value of the reporting units included the following, among others:
•We performed a sensitivity analysis on the projected future cash flows related to revenue growth rate, EBITDA margin, and discount rate.
•We evaluated management’s ability to accurately forecast the revenue growth rate and EBITDA margin by comparing actual results to management’s historical forecasts.
•We evaluated the reasonableness of management's revenue growth rate and forecasted EBITDA margin by comparing the forecasts to historical results, information included in industry reports and analyst reports of comparable companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the valuation methodology and discount rate.

/s/ Deloitte & Touche LLP
San Francisco, California
March 30, 2026
We have served as the Company’s auditor since 2021.

Legence Corp.
Consolidated Balance Sheets
(In thousands, except par value and share amounts)

	December 31,
	2025	2024

Assets
Current assets:
Cash and cash equivalents	$230,166	$81,167
Accounts receivable, net	584,060	448,610
Contract assets, net	259,941	188,132
Prepaid expenses and other current assets	36,179	38,506
Total current assets	1,110,346	756,415
Property and equipment, net	92,333	73,381
Operating lease right-of-use assets (including $20,025 and $23,375 as of December 31, 2025 and 2024, respectively, from related parties)	117,139	90,922
Goodwill	764,336	781,194
Intangible assets, net	551,420	624,250
Other assets	43,822	26,338
Total assets(a)	$2,679,396	$2,352,500
Liabilities and Equity
Current liabilities:
Accounts payable	$246,161	$126,502
Accrued compensation and benefits	68,064	54,601
Accrued and other current liabilities	16,475	28,490
Contract liabilities	339,462	164,130
Current portion of operating lease liabilities (including $3,920 and $3,654 as of December 31, 2025 and 2024, respectively, from related parties)	21,300	14,402
Current portion of long-term debt	16,694	22,984
Total current liabilities	708,156	411,109
Long-term debt, net of current portion (including $84,735 and $211,039 as of December 31, 2025 and 2024, respectively, from related parties)	812,398	1,585,846
Operating lease liabilities, net of current portion (including $17,282 and $20,960 as of December 31, 2025 and 2024, respectively, from related parties)	103,762	80,669
Tax receivable agreement liability - related party	207,448	—
Deferred tax liabilities, net	46,714	35,428
Other long-term liabilities	12,123	35,856
Total liabilities(a)	1,890,601	2,148,908
Commitments and contingencies (Note 21)
Stockholders' equity / Member's equity
Member's equity	—	443,738
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding as of December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 63,856,975 shares issued and outstanding as of December 31, 2025	638	—
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 41,479,954 shares issued and outstanding as of December 31, 2025	415	—
Additional paid-in capital	701,791	—
Accumulated deficit	(309,949)	(250,169)
Accumulated other comprehensive (loss) income	(698)	9,111
Total Legence stockholders' equity / Member's equity	392,197	202,680
Noncontrolling interests	396,598	912
Total stockholders' equity / Member's equity	788,795	203,592
Total liabilities and stockholders' equity / Member's equity	$2,679,396	$2,352,500
(a)As of December 31, 2025, total assets include $21.8 million and total liabilities include $9.4 million for consolidated variable interest entities. Substantially all of the remaining total assets and total liabilities, excluding the TRA liability and the related deferred tax assets included in Other assets, are attributable to the consolidated Legence Holdings variable interest entity. As of December 31, 2024, total assets include $40.1 million and total liabilities include $5.9 million for consolidated variable interest entities. Assets of the variable interest entities can only be used to settle the liabilities of those entities. Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
See Notes to Consolidated Financial Statements.

Legence Corp.
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023

Revenue	$2,550,491	$2,098,602	$1,615,062
Cost of revenue	2,014,566	1,667,835	1,299,916
Gross profit	535,925	430,767	315,146

Selling, general and administrative	342,627	242,888	186,058
Depreciation and amortization	100,365	97,153	80,241
Acquisition-related costs	5,739	5,634	3,794
Changes in fair value of contingent consideration liabilities (including $13,424 for the year ended December 31, 2023 from related parties)	—	—	31,071
Gain on sale of property and equipment	(326)	—	—
Goodwill impairment	24,966	17,804	5,051
Long-lived asset impairment	2,415	—	—
Equity in earnings of joint venture	(1,443)	(3,063)	(1,329)
Income from operations	61,582	70,351	10,260

Other expense (income):
Interest expense, net of capitalized interest (including $13,340, $13,316, and $12,396 for years ended December 31, 2025, 2024, and 2023, respectively, from related parties)	101,778	91,609	68,196
Interest income	(4,488)	(5,464)	(4,249)
Loss on debt extinguishment	6,651	—	—
Credit agreement amendment fees	6,302	7,801	—
Other expense (income) , net	6,481	(473)	257
Total other expense, net	116,724	93,473	64,204
Loss before income tax	(55,142)	(23,122)	(53,944)

Income tax expense (benefit)	22,161	4,521	(7,918)
Net loss	(77,303)	(27,643)	(46,026)
Net (loss) income attributable to noncontrolling interests	(17,523)	912	—
Net loss attributable to Legence	$(59,780)	$(28,555)	$(46,026)

	Period from September 12, 2025 to December 31, 2025
Net loss per Class A Common Stock—basic and diluted	$(0.57)
Weighted-average Class A Common Stock outstanding—basic and diluted	59,381
See Notes to Consolidated Financial Statements.

Legence Corp.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Net loss	$(77,303)	$(27,643)	$(46,026)
Other comprehensive loss, net:
Loss related to interest rate swaps, net of tax	(10,263)	(13,055)	(17,390)
Other comprehensive loss	(10,263)	(13,055)	(17,390)
Comprehensive loss	(87,566)	(40,698)	(63,416)
Comprehensive (loss) income attributable to noncontrolling interests	(17,160)	912	—
Comprehensive loss attributable to Legence	$(70,406)	$(41,610)	$(63,416)
See Notes to Consolidated Financial Statements.

Legence Corp.
Consolidated Statements of Changes in Equity
(In thousands, except share amounts)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity / Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2022	$676,679	—	$—	$—	$—	$—	$(175,588)	$39,556	$540,647	$—	$540,647
Parent issuance of Parent interests for acquisitions	37,351	—	—	—	—	—	—	—	37,351	—	37,351
Parent issuance of Parent interests for contingent consideration - related parties	9,325	—	—	—	—	—	—	—	9,325	—	9,325
Cash contributions from Parent	550	—	—	—	—	—	—	—	550	—	550
Cash distributions to Parent	(1,527)	—	—	—	—	—	—	—	(1,527)	—	(1,527)
Other comprehensive loss	—	—	—	—	—	—	—	(17,390)	(17,390)	—	(17,390)
Net loss	—	—	—	—	—	—	(46,026)	—	(46,026)	—	(46,026)
Balance, December 31, 2023	722,378	—	—	—	—	—	(221,614)	22,166	522,930	—	522,930
Parent issuance of Parent interests for acquisitions	22,100	—	—	—	—	—	—	—	22,100	—	22,100
Cash contributions from Parent	400	—	—	—	—	—	—	—	400	—	400
Cash distributions to Parent	(301,228)	—	—	—	—	—	—	—	(301,228)	—	(301,228)
Reclassification of vested Parent Series A Profits Interests from liabilities	88	—	—	—	—	—	—	—	88	—	88
Other comprehensive loss	—	—	—	—	—	—	—	(13,055)	(13,055)	—	(13,055)
Net (loss) income	—	—	—	—	—	—	(28,555)	—	(28,555)	912	(27,643)
Balance, December 31, 2024	443,738	—	—	—	—	—	(250,169)	9,111	202,680	912	203,592
Reclassification of vested Parent interests from liabilities	310	—	—	—	—	—	—	—	310	—	310
Effect of Reorganization Transactions	(444,048)	29,022,940	290	46,680,762	467	443,291	—	—	—	—	—
Tax receivable agreement net liability	—	—	—	—	—	(171,285)	—	—	(171,285)	—	(171,285)
Reclassification of Series A Profits Interests and Restricted Series C Common Interests from liability to equity	—	—	—	—	—	36,358	—	—	36,358	—	36,358
Issuance of Class A common stock sold in IPO, net of underwriting discounts, commissions, and offering costs	—	29,487,627	295	—	—	751,547	—	—	751,842	—	751,842
Allocation of equity to non-controlling interests	—	—	—	—	—	(431,262)	—	876	(430,386)	430,386	—
Stock-based compensation for RSUs and stock options	—	—	—	—	—	3,192	—	—	3,192	—	3,192
Issuance of Class A common stock for acquisitions	—	145,600	1	—	—	4,036	—	—	4,037	—	4,037
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC	—	—	—	—	—	48,109	—	(59)	48,050	(48,050)	—
Exchange of Class B Common Stock to Class A Common Stock	—	5,200,808	52	(5,200,808)	(52)	—	—	—	—	—	—
Contribution from Legence Parent for Series A Profits Interests and Restricted Series C Common Interests	—	—	—	—	—	—	—	—	—	30,510	30,510
Contribution from Legence Parent II for Series A Profits Interests	—	—	—	—	—	17,805	—	—	17,805	—	17,805
Other comprehensive (loss) income	—	—	—	—	—	—	—	(10,626)	(10,626)	363	(10,263)
Net loss	—	—	—	—	—	—	(59,780)	—	(59,780)	(17,523)	(77,303)
Balance, December 31, 2025	$—	63,856,975	$638	41,479,954	$415	$701,791	$(309,949)	$(698)	$392,197	$396,598	$788,795
See Notes to Consolidated Financial Statements.

Legence Corp.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2025	2024	2023

Cash flows from operating activities:
Net loss	$(77,303)	$(27,643)	$(46,026)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of intangible assets	82,342	80,967	70,068
Depreciation of property and equipment	31,946	29,882	22,733
Goodwill impairment	24,966	17,804	5,051
Long-lived asset impairment	2,415	—	—
Amortization of debt issuance costs and discounts	3,480	5,052	5,035
Loss on debt extinguishment	6,651	—	—
Stock-based compensation	67,550	5,411	10,051
Changes in fair value of contingent consideration liabilities (including $13,424 for the year ended December 31, 2023 from related parties)	—	—	31,071
Deferred taxes	15,287	(13,704)	(13,336)
Tax receivable agreement liability remeasurement	2,914	—	—
Equity in earnings of joint venture	(1,443)	(3,063)	(1,329)
Return on investment in joint venture	1,700	1,000	1,329
Operating lease right-of-use asset lease expense	18,279	13,091	9,060
Other	1,158	3,749	1,156
Changes in operating assets and liabilities:
Accounts receivable, net	(130,070)	17,955	(80,976)
Contract assets	(71,185)	(50,995)	(23,687)
Prepaid expenses and other current assets	2,929	4,498	3,264
Accounts payable	117,910	10,699	(5,020)
Accrued compensation and benefits	12,298	(2,778)	6,645
Accrued and other current liabilities	(13,967)	(36,638)	1,230
Contract liabilities	172,194	(14,507)	46,153
Operating lease liabilities, current and long-term	(15,280)	(10,603)	(8,633)
Other long-term assets and liabilities	2,102	(909)	78
Cash provided by operating activities	256,873	29,268	33,917

Cash flows from investing activities:
Purchases of property and equipment	(37,940)	(19,008)	(17,073)
Consideration paid for acquisitions, net of cash acquired	(16,497)	(225,246)	(119,882)
Proceeds from sale of property and equipment	390	269	353
Return of investment in joint venture	—	—	2,700
Cash used in investing activities	(54,047)	(243,985)	(133,902)

Cash flows from financing activities:
Term loan borrowings (including $2,968, $103,500, and $15,000 for the years ended December 31, 2025, 2024, and 2023, respectively, from related parties)	59,636	565,000	155,000
Term loan payments (including $74,797 in 2025 to related parties)	(852,214)	(13,682)	(9,841)
Notes payable payments	(7,878)	(6,485)	(4,755)
Finance lease payments	(3,843)	(2,460)	(1,937)
Cash distributions to Legence Parent	—	(301,614)	(1,527)
Cash contributions from Legence Parent	—	400	550
Proceeds from IPO, net of underwriting discounts and commissions	780,243	—	—
Debt issuance costs	(1,626)	(1,495)	(3,499)
Payments for deferred offering costs	(28,145)	(196)	—
Payments of contingent consideration (including ($20,663) and $(5,520) for the years ended December 31, 2024 and 2023, respectively, from related parties)	—	(32,504)	(5,520)
Cash (used in) provided by financing activities	(53,827)	206,964	128,471
Increase (decrease) in cash and cash equivalents	148,999	(7,753)	28,486
Cash and cash equivalents and restricted cash, beginning of period	81,167	88,920	$60,434
Cash and cash equivalents, end of period	$230,166	$81,167	$88,920
The supplemental disclosures to the Consolidated Statements of Cash Flows are included in "Note 22—Other Financial Information."
See Notes to Consolidated Financial Statements.

Legence Corp.
Notes to Consolidated Financial Statements
Note 1 - Nature of Operations
Organization
Legence Corp. was incorporated as a Delaware corporation on January 9, 2025 as a holding company for the purpose of facilitating an initial public offering ("IPO") and other related transactions in order to carry on the business of Legence Holdings LLC ("Legence Holdings"). Legence Holdings and its subsidiaries are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. The Company focuses on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education. The Company specializes in designing, fabricating and installing complex heating, ventilation and air conditioning (“HVAC”), process piping and other mechanical, electrical and plumbing (“MEP”) systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities to enhance building performance, improve reliability and drive efficiency. Services are primarily provided on a fixed price basis.
All references to the “Company” or “Legence” in this report are to Legence Corp. and its consolidated subsidiaries.
Initial Public Offering
On September 11, 2025, our registration statement on Form S-1 related to our IPO was declared effective by the Securities and Exchange Commission, and our Class A common stock ("Class A Common Stock") began trading on the Nasdaq Global Select Market, or the Nasdaq, under the ticker symbol “LGN” on September 12, 2025. Our IPO was completed on September 15, 2025. The Company sold 29,487,627 shares, including the partial exercise of the underwriters’ option to purchase additional shares, of its Class A Common Stock at a public offering price of $28.00 per share. Legence Corp. received net proceeds from the IPO of $780.2 million, net of underwriting discounts and commissions. Legence Corp. contributed the proceeds from the IPO in exchange for newly issued limited liability company interests in Legence Holdings, and Legence Holdings used the net proceeds to pay outstanding offering costs and repay outstanding debt. Refer to “Note 12—Stockholders' Equity / Member's Equity.”
In connection with the IPO, the Company completed a series of organizational transactions (the “Corporate Reorganization”). Prior to the IPO and Corporate Reorganization, Legence Holdings was a single-member limited liability company that was a wholly owned subsidiary of Legence Intermediate, which was a wholly owned subsidiary of Legence Parent.
Member’s equity was adjusted as a result of transactions between Legence Holdings and Legence Parent. Such transactions consisted of contributions to Legence Holdings from Legence Parent and distributions from Legence Holdings to Legence Parent.
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
Series A Profits Interests were granted to employees of Legence Holdings and its subsidiaries and are comprised of Time Interests, Performance Interests, and Exit Interests. Series B Common Interests are held by BX Refficiency Aggregator LP. Series C Common Interests are held by certain members of Legence Holdings’ management and former owners of acquired companies who received Series C Common Interests as part of the consideration transferred. Restricted Series C Common Interests were issued in connection with an acquisition as compensation for future services to certain of the acquiree’s former shareholders and employees who became Legence Holdings’ employees in connection with the acquisition.
Corporate Reorganization
The Corporate Reorganization included the following:

Legence Corp.
Notes to Consolidated Financial Statements
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
4.Certain Legacy Owners contributed the 28,844,369 shares of Class A Common Stock received pursuant to item 3 above to newly created Legence Parent II LLC (“Legence Parent II”) in exchange for Legence Parent II Common Interests (together with Legence Parent Common Interests, the “Common Interests") and Legence Parent II Series A Capital Interests (the "Series A Capital Interests") and Legence Intermediate was liquidated and distributed its remaining interests in Legence Holdings and its 178,571 shares of Class A Common Stock to Legence Parent.
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
6.Legence Parent subscribed for Class B common stock ("Class B Common Stock") of Legence Corp. for nominal consideration, reflecting its historic indirect ownership of Legence Holdings. Legence Holdings recapitalized its ownership interests into newly issued LGN Units, and Legence Parent retained a portion of their pre-IPO ownership in Legence Holdings through LGN B Units. Refer to “Note 14—Noncontrolling Interests”.
7.Legence Corp., through its subsidiary, contributed the net proceeds of the offering to Legence Holdings in exchange for newly issued LGN A Units.
c.Legence Corp. entered into an exchange agreement (the "Exchange Agreement") in which the holders of LGN B Units, may exchange their LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, for shares of Class A Common Stock of Legence Corp. on a one-for-one basis or the cash equivalent thereof (based on the 10-day volume weighted average price of the shares of Class A Common Stock at the time of exchange) as determined by Legence (the “Exchange Right”).
d.The Company entered into a tax receivable agreement (the “TRA”) pursuant to which the Company will pay to certain Legacy Owners 85% of the net cash tax savings, if any, that the Company realizes from certain tax attributes and benefits arising in connection with the IPO and future exchanges of LGN B Units, and the Company will retain the remaining 15% of such benefits. Refer to “Note 16—Tax Receivable Agreement”.
e.Legence Parent historically issued Series A profits interests (“Series A Profits Interests”) awards and Restricted Series C common interests (“Restricted Series C Common Interests”) awards as compensation to the Company’s employees. The Series A Profits Interests were exchanged for equivalent interests in newly created entities above

Legence Corp.
Notes to Consolidated Financial Statements
the consolidated structure of the Company as follows: (i) a portion of Series A Profits Interests from Legence Parent were exchanged for Series A Capital Interests of newly created Legence Parent II, (ii) Series A Capital Interests of Legence Parent II were exchanged for Class A Management Holdings Interests of Management Aggregator II (“Aggregator II Mirror A Units”), and (iii) the remaining Series A Profits Interests of Legence Parent were exchanged for Class A Management Holdings Interests of Management Aggregator I (“Aggregator I Mirror A Units” and, together with Aggregator II Mirror A Units, the “Rollover Series A Profits Interests”). The Rollover Series A Profits Interests, together with historical Series A Profits Interests, are collectively referred to as “Series A Interests”. The Restricted Series C Common Interests of Legence Parent were exchanged for Class C Management Holdings Interests of Management Aggregator I (“Rollover Restricted Series C Interests”, and together with Restricted Series C Common Interests, the “Restricted Series C Interests”). Refer to “Note 2—Summary of Significant Accounting Policies” and “Note 13—Stock-Based Compensation and Long-term Incentive Awards”.
Effective September 11, 2025, following approval by the Company’s stockholders, the Board of Directors of Legence Corp. (the "Board") adopted the Legence Corp. 2025 Omnibus Incentive Plan (the “Omnibus Incentive Plan”). In connection with the IPO, certain employees, including our named executive officers, and non-employee directors were granted stock options and/or restricted stock units (“RSUs”) under the Omnibus Incentive Plan. Refer to “Note 2—Summary of Significant Accounting Policies” and “Note 13—Stock-Based Compensation and Long-term Incentive Awards”.
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
The Corporate Reorganization was accounted for in a manner consistent with a reorganization of entities under common control. The Consolidated Financial Statements for periods prior to the IPO and Corporate Reorganization relate to Legence Holdings. Prior to the Corporate Reorganization, Legence Corp. had no operations.
Subsequent Organizational Transactions
In the fourth quarter of 2025, Legence Parent and Legence Parent II each formed wholly owned subsidiaries, Legence Parent ML LLC (“Legence Parent ML”) and Legence Parent II ML LLC (“Legence Parent II ML” and together with Legence Parent ML, the “ML Entities”). Legence Parent and Legence Parent II subsequently transferred their respective interests in Legence Holdings and Legence Corp. to the ML Entities. The ML Entities now hold the interests in Legence Holdings and Legence Corp. previously held by Legence Parent and Legence Parent II and, together with those entities, are included in references to the “Parent Entities” in these consolidated financial statements. Additionally, on December 16, 2025, the Company completed a secondary offering of 8,402,178 shares of Class A Common Stock on behalf of the Parent Entities at a price of $45.00 per share. Refer to “Note 12—Stockholders' Equity / Member's Equity.”
Note 2 - Summary of Significant Accounting Policies
The Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).
Principles of Consolidation
The Consolidated Financial Statements include the accounts of Legence Corp., its wholly owned subsidiaries and certain Variable Interest Entities ("VIE") of which the Company is the primary beneficiary. The Company assesses whether it is

Legence Corp.
Notes to Consolidated Financial Statements
the primary beneficiary of a VIE, which is the case if the Company, in combination with its related parties, has both (1) the power to direct the activities of the VIE that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. When the Company is deemed to be the primary beneficiary, the VIE is consolidated and the interest in the VIE held by a third-party is accounted for as a noncontrolling interest.
For VIEs that are not consolidated, the Company accounts for its investments using the equity method.
All intercompany accounts and transactions have been eliminated.
Please refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
Business Combinations
Business combinations are recorded in accordance with Accounting Standards Codification ("ASC") Topic 805, Business Combinations ("ASC 805"). Under the acquisition method of accounting, the consideration transferred by the acquirer is assigned to the identifiable assets acquired and liabilities assumed as of their acquisition date fair values. Determining the fair value of certain assets and liabilities assumed is judgmental in nature and often involves the use of significant estimates and assumptions. ASC 805 provides certain recognition and measurement exceptions such as leases, contract assets and contract liabilities, and income taxes, which are accounted for under ASC 842, ASC 606 and ASC 740, respectively. Goodwill represents the excess of the consideration transferred over the fair value of identifiable assets acquired and liabilities assumed. Bargain purchase gains represent the excess of the fair value of identifiable assets acquired and liabilities assumed over the consideration transferred. The results of operations of acquired companies are included in the Consolidated Statements of Operations from their acquisition dates.
Use of Estimates
The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires the Company to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and related disclosures as of the date of the Consolidated Financial Statements. Actual results could differ from those estimates. The Company’s Consolidated Financial Statements include estimates and assumptions related primarily to Revenue, Goodwill, Income taxes, Business combinations and the TRA.
Revenue Recognition
The Company’s revenue is primarily derived from contracts that can span from one day to several years, though most contracts are completed in less than one year. Revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.
Refer to “Note 3—Revenue Recognition and Related Balance Sheet Accounts” for additional information.
Cash and Cash Equivalents
Cash and cash equivalents includes cash in banks and highly liquid investments with maturities of three months or less at the date of purchase. The Company considers highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.
Restricted Cash
At various points in time, the Company may have restricted cash. Restricted cash represents legally restricted funds that are not available for general business use and are set aside for specific purposes. The Company classifies restricted cash separately from cash and cash equivalents on the Consolidated Balance Sheets. As of December 31, 2022, the Company had restricted cash of $46.5 million.

Legence Corp.
Notes to Consolidated Financial Statements
Refer to “Note 22—Other Financial Information” for additional information.
Accounts Receivable, Contract Assets and Allowance for Credit Losses
Accounts receivable primarily consists of contracts receivable, which include billed and billable amounts for goods and services provided to customers for which the Company has an unconditional right to payment. Amounts contingent on anything other than the passage of time are contract assets. Accounts receivable also include other receivables which primarily consists of income tax receivables and amounts due from government and insurance entities. Refer to “Note 22—Other Financial Information” for additional information.
The Company extends credit to its customers in the normal course of business and performs ongoing credit evaluations of its customers maintaining allowances for estimated credit losses that, when realized, have been within management's expectations. The Company estimates and records expected credit losses over the contractual life of its financial assets measured at amortized cost, including accounts receivable and contract assets. The estimate uses a loss-rate method based on historical loss activity adjusted for current market conditions and reasonable and supportable forecasts, as applicable. Accounts receivable are generally written off when they are determined to be uncollectible after reasonable collection efforts have been made and collection appears unlikely.
Refer to “Note 3—Revenue Recognition and Related Balance Sheet Accounts” for additional information.
Deferred Offering Costs
Offering costs include legal, accounting, printing, and other third-party fees that were incremental and directly related to the Company's IPO. Prior to the completion of the IPO, the Company deferred $28.4 million of offering costs within Other assets on the Consolidated Balance Sheets. Upon completion of the IPO, these costs were reclassified into Additional paid-in capital as a reduction against the proceeds received from the IPO. Deferred offering costs as of December 31, 2024 totaled $3.7 million.
Property and Equipment, Net
Property and equipment is stated at cost, net of accumulated depreciation. Interest costs are capitalized on qualified capital projects as part of the net asset cost until the asset is ready for its intended use. Depreciation is recorded using the straight-line method over the estimated useful lives of the assets.
Software obtained for internal use and internal and external software development costs incurred during the application development stage of projects are generally capitalized at cost, unless relating to training or data conversion, which are expensed as incurred. Betterments, additions, and renewals that significantly extend the life of the asset are capitalized and depreciated over their useful lives. Expenditures for repairs and maintenance are charged to expense as incurred.
Upon retirement or disposition of property or equipment, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is recognized in the Consolidated Statements of Operations.
The estimated useful lives for new property and equipment acquired are generally as follows:

Autos and trucks	2-5 years
Computer equipment and software	3-5 years
Leasehold improvements	Various (1)
Equipment and tools	5 years
Office furniture and other	4-7 years
(1)Leasehold Improvements are amortized over the shorter of their useful life and the remaining lease term, unless the lease transfers ownership of the underlying asset to the Company or the Company is reasonably certain to exercise the option to purchase the underlying asset, in which case the leasehold improvements will be amortized over their useful lives.

Legence Corp.
Notes to Consolidated Financial Statements
Goodwill
Goodwill represents the excess of the consideration transferred over the fair value of identifiable assets and liabilities of the acquired business. Goodwill is not subject to amortization but is evaluated for impairment at the reporting unit level, which represents the operating segment level or one level below the operating segment level for which discrete information is available. Goodwill is evaluated for impairment on an annual basis as of October 1st and on an interim basis if events or circumstances arise which indicate that the carrying value of goodwill may not be recoverable from future cash flows.
The Company has determined its reporting units are its operating companies, which constitute businesses. The Company has an option of performing a qualitative assessment of impairment to determine whether any further quantitative testing for impairment is necessary. If the Company determines, based on qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative assessment is performed to compare the fair value of the reporting unit to its carrying value. Further, the Company may choose to bypass the qualitative assessment and proceed directly to the quantitative assessment. An impairment loss is recognized for a reporting unit to the extent fair value is less than the carrying value, limited to the amount of goodwill allocated to that reporting unit.
Fair values of reporting units are estimated based on a market approach and an income approach. The income approach utilizes discounted future cash flows and assumptions critical to the fair value estimate of the discounted cash flow model including the revenue growth rate, forecasted margins, and discount rate. The market approach utilizes earnings before interest, provision for income taxes, depreciation and amortization (“EBITDA”) market multiples on invested capital from comparable publicly traded companies. If an impairment loss is determined, the loss is recognized in the Consolidated Statements of Operations.
The Company completed its annual goodwill impairment test as of October 1, 2025. Refer to “Note 5—Goodwill and Intangible Assets” for additional information regarding Goodwill.
Intangible Assets, Net
The Company’s identifiable intangible assets include customer relationships, trade names, and contract backlog. All finite-lived identifiable intangible assets are subject to amortization on a straight-line basis over their estimated lives. Refer to “Note 5—Goodwill and Intangible Assets” for additional information regarding intangible assets.
Long-Lived Assets Impairment
Long-lived assets, which include property and equipment, operating lease right-of-use assets, and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability generally is determined by comparing the carrying value of an asset group to the expected undiscounted future cash flows of the asset group. If the carrying value of an asset group exceeds its expected undiscounted future cash flows (i.e., not recoverable), the amount of impairment loss is measured as the difference between the carrying value of the asset group and its estimated fair value generally using the expected discounted future cash flows.
During the fourth quarter of 2025, the Company determined that a triggering event had occurred for long-lived assets related to two reporting units in the Engineering & Consulting segment. The triggering event occurred as a result of declining revenue, margins and cash flow projections in these two reporting units. The triggering event resulted in the performance of a recoverability test for the long-lived assets in the related asset groups prior to assessing goodwill for impairment. The Company determined that the carrying amount of long-lived assets for one of the asset groups exceeded fair value, resulting in a long-lived asset impairment of $2.4 million recognized in Long-lived asset impairment on the Consolidated Statement of Operations for the year ended December 31, 2025.
During the fourth quarter of 2024, the Company determined that a triggering event had occurred for long-lived assets related to a reporting unit in the Engineering & Consulting segment. The triggering event occurred as a result of a decline in projected cash flows due to lower revenue projections, among other factors. Lower revenue projections primarily reflected the impact of delayed contract awards and the uncertainty that revenue will be realized for these contracts which

Legence Corp.
Notes to Consolidated Financial Statements
are point-in-time revenue recognition contracts. The triggering event resulted in the performance of a recoverability test for the long-lived assets in the related asset group prior to assessing goodwill for impairment. The Company determined that the estimated undiscounted cash flows were sufficient to cover the carrying values and concluded that no impairments were necessary.
No impairment charge was recorded against long-lived assets for the years ended December 31, 2024 or 2023.
Equity Method Investments
The Company has investments in a number of joint ventures, some of which are VIEs. For VIEs where the Company is not the primary beneficiary, the Company accounts for its investments using the equity method of accounting. Any investment in a joint venture that is not a VIE and for which the Company has investments between 20% and 50% is accounted for using the equity method of accounting when the Company has the ability to exercise significant influence, but not control. The joint venture investments are included in Other assets on the Consolidated Balance Sheets and are adjusted for contributions made, distributions received, impairments and the Company's share of income or loss. Equity in earnings of joint venture, presented in the Company’s Consolidated Statements of Operations, reflects the Company’s share of joint venture income or loss, as well as any impairment loss. Distributions received from the joint venture investment are accounted for under the cumulative earnings approach, which compares the Company’s cumulative distributions received from the joint venture against its cumulative equity in earnings of joint venture. The Company assesses its equity method investments for impairment if there are changes in facts and circumstances that indicate a loss in value may have occurred. If a loss is deemed to have occurred and the loss is determined to be other than temporary, the carrying value of the equity method investment is written down to fair value and an impairment recorded. An immaterial impairment charge was recorded for the year ended December 31, 2024. No impairment charge was recorded for the years ended December 31, 2025 and 2023.
Insurance
Legence maintains insurance for cyber, general liability, workers' compensation, automobile liability and professional liability, subject to policy limits. Most of the Company's insurance policies also include deductibles. The Company has umbrella and excess coverage attached to these policies that insure the Company for certain amounts in excess of the related insurance policy limits. The Company is self-insured for its medical coverage and is covered by stop-loss insurance for claims in excess of a contractual limit.
Insurance liabilities are estimated based on (i) reported claims and (ii) amounts incurred but not reported. The liability for reported claims is estimated by evaluating the facts and circumstances of each claim and are adjusted from time to time based upon the status of each claim and the Company's historical experience with similar claims. The liability for amounts incurred but not reported is estimated each reporting period by a third-party and includes provisions for expected claims to be reported in the future but which have occurred prior to the accounting date. Insurance liabilities are reflected in the Consolidated Balance Sheets in Accrued and other current liabilities. Any adjustments to these liabilities are recorded in the Consolidated Statements of Operations.
Debt Issuance Costs
The Company has obtained debt financing using term loans, delayed draw term loan (“DDTL”) commitments, and a revolving line of credit. Debt issuance costs incurred to obtain financing are amortized over the expected term of the underlying debt. Unamortized debt issuance costs related to term loans are presented in the Consolidated Balance Sheets as a direct deduction from the carrying amount of Long-term debt, net of current portion, consistent with debt discounts, and amortized using the effective interest method. When financing arrangements are amended, the existing unamortized costs are either written off, for lenders that no longer provide financing, or amortized using an updated effective interest rate when there is no substantial change to the related debt. Unamortized debt issuance costs related to the revolving line of credit are included in Other assets on the Consolidated Balance Sheets and are amortized using the straight-line method.

Legence Corp.
Notes to Consolidated Financial Statements
Shipping and Handling Costs
The Company includes all shipping and handling charges incurred in Cost of revenue. Shipping and handling costs charged to customers are included as a component of Revenue.
Fair Value of Financial Instruments
ASC Topic 820, Fair Value Measurement, clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value, as follows:
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
Interest Rate Swaps
The Company has interest rate swap agreements to reduce its exposure to fluctuations in variable interest rates for future interest payments on debt. The Company has designated these interest rate swaps as cash flow hedges and records the changes in the estimated fair value of the interest rate swaps to Accumulated other comprehensive income ("AOCI") on its Consolidated Balance Sheets in accordance with ASC Topic 815, Derivatives and Hedging. Differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties are recognized as an adjustment to Interest expense, net of capitalized interest, on the Consolidated Statements of Operations. Amounts reported in AOCI related to cash flow hedges are reclassified to Interest expense, net of capitalized interest, as interest payments are made on the Company’s variable-rate debt. Cash flows from derivatives designated as cash flow hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions. The Company assesses, both at inception and at each reporting period thereafter, whether the designated derivative instrument is highly effective in offsetting changes in cash flows of the hedged item. To the extent the interest rate swaps are determined to be ineffective, the Company recognizes the changes in the estimated fair value of the interest rate swaps in earnings. The Company has elected not to offset the assets and liabilities from derivative agreements and instead presents the related balances on a gross basis. If it becomes probable that the forecasted transaction will not occur, the hedge relationship will be de-designated, and amounts in AOCI will be reclassified to Interest expense, net of capitalized interest, in the current period.
Leases
The Company leases real estate, vehicles and equipment. The Company determines whether the arrangement is or contains a lease at the inception of the contract and classifies leases as either operating or finance at the lease commencement date.
The Company records right-of-use assets and corresponding lease liabilities for its leases, which are initially recognized based on the present value of lease payments over the lease term. Right-of-use assets also include initial direct costs incurred, lease payments made at or before the commencement date, less any lease incentives received. When measuring the right-of-use asset and lease liability, fixed payments and variable payments that depend on an index or a rate are included. Other variable payments are excluded from such measurement and expensed as incurred. As the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate for initial measurement. The incremental borrowing rate represents the rate of interest the Company would pay to borrow on a collateralized basis, over a similar term, an amount equal to the lease payments as of the commencement date.

Legence Corp.
Notes to Consolidated Financial Statements
The lease term is the non-cancellable period of the lease, including the period covered by options to renew the lease when it is reasonably certain that the Company will exercise the option. Many real estate leases contain options to renew or terminate the lease, generally at the Company's discretion; however, options are often not included in the lease term as the Company is not reasonably certain to exercise the options to renew or is reasonably certain not to exercise the option to terminate. Short-term leases, which are leases with an initial term of 12 months or less or leases that are cancellable by the lessee and lessor without significant penalties, are not recorded on the Consolidated Balance Sheets and are expensed on a straight-line basis over the lease term.
For leases of real estate, the Company elected not to separate the accounting for lease and non-lease components. For all other lease asset classes, the Company separates the accounting for lease and non-lease components.
Please refer to “Note 8—Leases” for additional lease information and disclosures.
Stockholders' Equity / Member's Equity
Please refer to “Note 12—Stockholders' Equity / Member’s Equity” for additional information related to Stockholders' equity.
Refer to “Note 1—Nature of Operations” for a summary of Member's Equity and structure prior to the IPO and Corporate Reorganization.
Stock-Based Compensation and Long-term Incentive Awards
Series A Interests and Restricted Series C Interests
Management Aggregator I and Management Aggregator II issue Series A Interests and Restricted Series C Interests to the Company’s employees. Series A Interests awards are comprised of time vesting interests (60%) (“Time Interests”), performance vesting interests (20%) (“Performance Interests”), and exit vesting interests (20%) (“Exit Interests”).
The Time Interests and Restricted Series C Interests are indexed to the value of the Company's Class A Common Stock and settled in Management Aggregator I and Management Aggregator II interests or assets. The Company accounts for these awards as stock-based payment awards under ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The Time Interests and Restricted Series C Interests are service-based awards. While the Time Interests and Restricted Series C Interests include a below fair value repurchase feature, and were historically accounted for as liability-classified awards by the Company due to this feature, upon the Corporate Reorganization, the Management Aggregators have the obligation to settle these awards, and they do not have the ability to direct Legence Holdings to directly settle or declare distributions to settle these awards. Thus, these awards are remeasured to fair value at the end of each period, and the offset is recorded as a capital contribution from the Management Aggregators through Legence Parent and Legence Parent II, as they have the sole obligation for settlement. The Company recognizes compensation expense on a straight-line basis over the five-year vesting period with accelerated vesting and recognition of compensation expense when or if a change of control event occurs. Distributions to Time Interest and Restricted Series C Interest holders are recognized as compensation expense when declared with a corresponding capital contribution through the Parent Entities.
The Series A Interests are subject to certain forfeiture and repurchase provisions in the event of interest holder employment termination. Restricted Series C Interests participate in distributions as they are Common Interests; however, are subject to the same forfeiture and repurchase provisions as the Time Interests. Holders of Restricted Series C Interests must repay any distributions received on unvested Restricted Series C Interests within 15 days of employment termination.
The Time Interests and Restricted Series C Interests are units of Management Aggregator I and Management Aggregator II and act as options that receive value after certain Common Interests receive a return matching the specified thresholds. Subsequent to the IPO, the Company utilizes the option-pricing method (“OPM”) to estimate the fair value of these awards. The expected life assumption represents the period of time the interests are expected to be outstanding and the risk-free rate is based on the U.S. Treasury yield for a term consistent with the expected life. The total equity value is calculated based on the full market capitalization of the Company. The expected volatility assumption is based on the volatility of guideline

Legence Corp.
Notes to Consolidated Financial Statements
public companies, adjusted for the Company’s size and leverage. Since Legence Parent and Legence Parent II do not have a history or expectation of future recurring dividends and there are no contractual dividends associated with the equity interests, the expected dividend yield assumption is nil.
Prior to the IPO, the Company utilized the OPM and the hybrid method to determine the fair value of these awards using certain assumptions. The expected life assumption represented the period of time the interests were expected to be outstanding while the risk-free rate was based on the U.S. Treasury yield for a term consistent with the expected life. The expected volatility assumption was based on the volatility of guideline public companies, adjusted for the Company’s size and leverage. Since the interests did not have a provision for recurring distributions and the issuing entities did not have a history or expectation of future recurring distributions, the expected dividend yield assumption was nil. The hybrid method incorporated various future outcomes and allocated the value in each scenario using the OPM, which included IPO scenarios and delayed exit scenarios.
The Company accounts for the Performance Interests and Exit Interests under ASC Topic 710, Compensation—General (“ASC 710”). Compensation cost is recognized when the obligation to make a cash payment to employees becomes probable and reasonably estimable under ASC Topic 450—Contingencies (“ASC 450”), which generally occurs upon the consummation of certain liquidity events that triggers payment. Because such liquidity events are not considered probable until they occur, no compensation expense is recognized prior to that date. Award forfeitures are accounted for as they occur.
Once vested, the holders of the Series A Interests may participate in distributions made by or on behalf of the Management Aggregators upon liquidation or a distribution as directed by Blackstone affiliated entities (the "BX Aggregators"). The distributions are first made to the holders of Common Interests until their unreturned contributions are reduced to zero, and thereafter to the holders of Series A Interests and Common Interests pro rata based on their aggregate percentage interests (taking into account any applicable participation thresholds). For purposes of distributions, Time Interests are treated as fully vested while the holder remains employed by the Company or an affiliate of the Company or upon legal vesting. Refer to “Note 1—Nature of Operations” for additional information regarding Common Interests.
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

Legence Corp.
Notes to Consolidated Financial Statements
•Dividend yield: The estimated dividend yield is zero as the Company does not currently intend to declare dividends in the foreseeable future.
Refer to “Note 1—Nature of Operations” and “Note 13—Stock-Based Compensation and Long-term Incentive Awards” for additional information and further disclosures regarding stock-based compensation.
Earnings Per Share
The Company calculates basic and diluted earnings per share ("EPS") in accordance with ASC Topic 260, Earnings Per Share, for the periods following the IPO and Corporate Reorganization. Basic EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The effect of potentially dilutive securities is not included in the computation of diluted EPS for periods in which there is a Net loss attributable to Legence, because to do so would be anti-dilutive. Class B Common Stock does not have economic rights in the Company, including no rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted EPS. As such, basic and diluted EPS of Class B Common Stock has not been presented.
The Company's potentially dilutive securities consist of (i) unvested RSUs and unexercised stock options, with the dilutive effect calculated using the treasury stock method, and (ii) exchange of LGN B Units to shares of Class A Common Stock, with the dilutive effect calculated using the if-converted method.
Refer to “Note 15—Earnings Per Share” for additional information.
Tax Receivable Agreement
In connection with the IPO, the Company entered into the TRA with Legence Parent and Legence Parent II (the “TRA Members”), which are related parties. The agreement provides that the Company will pay to the TRA Members 85% of the net cash savings that the Company realizes, or is deemed to realize, as a result of favorable tax attributes arising from the IPO and Corporate Reorganization. The annual tax benefits are computed on a with and without basis by calculating the income taxes due, including such tax benefits, and the income taxes due without such benefits. The Company will retain the benefit of the remaining 15% of these cash savings, if any.

Amounts payable under the TRA are accounted for in accordance with ASC 450. Accordingly, the Company recognizes a liability when payments are probable and reasonably estimable and measures the obligation on an undiscounted basis. The TRA liability is classified as current or non-current based on the expected date of payment and is included in the Consolidated Balance Sheet as Accrued and other current liabilities and Tax receivable agreement liability, respectively.

The TRA liability and related deferred tax assets, net of valuation allowance, initially recognized are recorded against Additional paid-in capital in the Consolidated Balance Sheets. Subsequent changes to the TRA liability and deferred tax assets, net of valuation allowance, that are not related to an exchange or a payment pursuant to the TRA are recorded in Other expense (income), net and Income tax expense (benefit), respectively, in the Consolidated Statements of Operations.

Refer to “Note 16—Tax Receivable Agreement” and “Note 18—Income Taxes” for additional information.
Income Taxes

The Company is subject to U.S. federal and state income taxes with respect to our allocable share of any taxable income or loss of Legence Holdings, as well as any stand-alone income or loss we generate. Legence Holdings is treated as a partnership for federal and state income tax purposes. Generally, entities characterized as a partnership for federal and state income tax purposes are not subject to entity-level income taxes. Legence Holdings’ taxable income or loss is passed through to its members, including Legence Corp, which is responsible for its own U.S. federal and state income taxes. Certain other subsidiaries of Legence Corp are treated as corporations and will file as a consolidated group in various jurisdictions within the United States, including both federal and state and local jurisdictions.

Legence Corp.
Notes to Consolidated Financial Statements

Income taxes for the corporations are provided for under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the Consolidated Balance Sheets and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that is more likely than not to be realized.
Under the provisions of ASC 740-10, Income Taxes - Overall ("ASC 740-10"), the Company evaluates uncertain tax positions by reviewing against applicable tax law all positions taken by the Company with respect to tax years for which the statute of limitations is still open. ASC 740-10 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. For those tax positions where it is not “more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. The Company classifies interest expense and penalties relating to income tax in the Consolidated Statements of Operations as Income tax expense (benefit).
Recent Accounting Pronouncements
Hedge Accounting Improvements - In December 2025, the FASB issued Accounting Standards Update ASU 2025-09, "Derivatives and Hedging (Topic 815): Hedge Accounting Improvements" ("Update 2025-09"). The guidance introduces targeted refinements intended to align hedge accounting with risk management activities, including greater flexibility in hedge designation and clarifications for certain instruments. Update 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2025-09 will have on the Consolidated Financial Statements.
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the FASB issued ASU 2025-06, "Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software" ("Update 2025-06"), which removes references to the project stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Update 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption and a prospective, retrospective or modified transition approach are permitted. The Company is currently evaluating the impact that the adoption of Update 2025-06 will have on the Consolidated Financial Statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued ASU 2025-05, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets" ("Update 2025-05"), which allows entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted Update 2025-05 as of January 1, 2026, on a prospective basis, and it did not have a material impact on the Consolidated Financial Statements.
Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, "Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity" ("Update 2025-03"). This update revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. It requires that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Update 2025-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. Update 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company is currently evaluating the impact that the adoption of Update 2025-03 will have on the Consolidated Financial Statements.
Income Statement - Expense Disaggregation - In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" ("Update 2024-03"). This update requires disclosure, in the notes to the financial statements, of disaggregated information about certain income statement costs and expenses on an interim and annual basis. Update

Legence Corp.
Notes to Consolidated Financial Statements
2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2024-03 will have on the Consolidated Financial Statements.
Compensation - Stock Compensation - In March 2024, the FASB issued ASU 2024-01, "Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards" ("Update 2024-01"). This update adds an illustrative example to demonstrate how an entity should apply the scope guidance to determine whether profits interest awards should be accounted for in accordance with ASC 718. The Company adopted Update 2024-01 as of January 1, 2025 on a prospective basis, and the adoption did not have an impact on the accounting for the Time Interests of Series A Interests as the Company will continue to account for the Time Interests awards in accordance with ASC 718.
Income Taxes - In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("Update 2023-09"). The amendments in this update provide more transparency about income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The Company adopted Update 2023-09 as of January 1, 2025 on a prospective basis. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. Refer to “Note 18—Income Taxes.” The adoption of Update 2023-09 expanded the Company’s disclosures but had no impact on the Consolidated Financial Statements.
Note 3 - Revenue Recognition and Related Balance Sheet Accounts
Revenue is recognized when control of the promised goods or services is transferred to the customer, either at a point-in-time or over-time, as the performance obligation is satisfied. The amount of revenue recognized reflects the transaction price, which is the consideration that the Company expects to receive in exchange for those goods or services provided. The Company transacts with customers that management believes are credit worthy, and management considers historical customer practices and payment history when determining whether collection is probable. The five-step model is applied as follows:
1)Identify the contract
Management determines if a contract exists using the following factors: (a) the parties have approved the contract and are committed to perform their respective obligations, (b) the rights of the parties can be identified, (c) payment terms can be identified, (d) the arrangement has commercial substance, and (e) collectability of consideration is probable.
2)Identify performance obligations in the contract
A performance obligation is a contractual promise to transfer a distinct good or service. The Company applies judgment in determining whether each promise or groups of promises are both (a) capable of being distinct and (b) distinct within the context of the contract. Most of the Company's contracts are considered to have a single performance obligation because (a) the Company provides a significant service of integrating complex tasks and components into a single project under the purview of the Company's project management, and (b) the risks associated with the Company's performance, including customer acceptance clauses, warranty provisions, and liquidated damages, are tied to the overall project.
Contracts with customers are often modified through change orders that may impact the scope or price of the goods or services the Company is providing. The Company evaluates change orders to determine whether they create separate performance obligations. Many change orders are for goods or services that are not distinct within the context of the original contract, and, therefore, are not treated as separate performance obligations.
3)Determine the transaction price
The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring goods and services to the customer. The consideration promised in a contract with customers may include fixed amounts, variable amounts, or both. After contract inception, the transaction price may change for various reasons, including executed or unresolved change orders, executed or unresolved contract modifications, claims to or from the

Legence Corp.
Notes to Consolidated Financial Statements
customer or owner, and back-charge recoveries. The customers may partially or fully agree with such modifications or affirmative claims. Most changes are considered variable consideration until approved by both parties.
The Company estimates variable consideration and includes it in the transaction price to the extent it is probable that a significant future reversal in the amount of cumulative revenue recognized under the contract will not occur when the uncertainty associated with the variable consideration is resolved. This threshold is referred to as the variable consideration constraint. In assessing whether to apply a variable consideration constraint, the Company considers if factors exist that could increase the likelihood or magnitude of a potential reversal of revenue, including, but not limited to, whether: (a) the amount of consideration is highly susceptible to factors outside of the Company’s influence, such as the actions of third parties, (b) the uncertainty surrounding the amount of consideration is not expected to be resolved for a long period of time, and (c) the Company’s experience with similar types of contracts is limited or that experience has limited predictive value.
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
4)Allocate the transaction price to the performance obligations
For contracts that contain multiple performance obligations, the transaction price is allocated to each performance obligation based on their estimated relative standalone selling prices. The Company generally estimates standalone selling price using the expected costs plus a margin.
5)Recognize revenue as performance obligations are satisfied
The Company recognizes revenue when or as a performance obligation is satisfied, which occurs when the customer obtains control of the good or service. This can occur over time or at a point in time.
The Company satisfies most performance obligations over time because the Company's performance typically either creates or enhances an asset the customer controls or because the customer simultaneously receives and consumes the benefit from the Company's performance under the contract.
For most contracts, the Company measures progress using the input method (i.e., "Cost-to-Cost Input Method"). Under the Cost-to-Cost Input Method, costs incurred to date are generally the best depiction of transfer of control. For some contracts, the Company has historically used an output method (i.e., milestone achievement), where an output method provides the most reliable information available and the transfer of services at predetermined project milestones reasonably depicts the fulfillment of performance obligations. This determination requires judgment based on the nature of the services to be provided. For the years ended December 31, 2025, 2024, and 2023, revenue recognized under the output method represented 0.8%, 2.3%, and 7.8% of revenues, respectively.
In satisfying the Company’s performance obligations to its customers, the Company routinely procures goods and services from third parties that are inputs into an integrated single performance obligation typically under fixed-price contracts. Procurement from third parties often consists of goods and services provided by subcontractors that the Company engages to perform specified tasks on its behalf and/or under its direction. The Company earns a margin related to these costs under either fixed-margin or fixed-price arrangements with its customers. The Company determined that it is the principal in these arrangements as the Company controls the goods and services procured from third parties, as the Company is primarily responsible for fulfillment and acceptability by the customer, has inventory risk with respect to goods and services completed by third parties, and has discretion in establishing pricing for the integrated performance obligation. Accordingly, the Company recognizes revenue from customers in Revenue with the associated third-party costs included in Cost of revenue on the Consolidated Statements of Operations.

Legence Corp.
Notes to Consolidated Financial Statements
Performance obligations related to certain standalone sales of custom-fabricated, construction-related products are satisfied at a point in time and revenue is recognized upon delivery of the products to the customer and are not material to the financial statement periods presented.
Performance obligations related to energy procurement and infrastructure services are satisfied at a point in time, and revenue is recognized upon the Company securing energy supply or infrastructure service contracts on behalf of customers and are not material to the financial statement periods presented.
The Company invoices its customers in accordance with contractual payment terms. It is common for construction contracts to specify that an architect or a general contractor is not required to make payments to a subcontractor until it has received those funds from the owner or funding source. In most instances, the Company receives payment of its invoices between 30 to 90 days of the invoice issuance.
Changes in Estimates
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
There are several factors that can contribute to changes in estimates of contract cost and profitability. Potential factors include:
•The completeness and accuracy of the original bid;
•Costs associated with scope and schedule changes as well as changes from the original design;
•Changes in costs of labor and/or materials, owner changes, weather, site conditions and other delays;
•Subcontractor performance;
•Changes in productivity expectations;
•The Company's ability to fully and promptly recover on contract scope changes; and
•The customer's ability to properly administer the contract.
The foregoing factors, as well as the stage of completion of contracts in process and the mix of contracts at different margins, may cause fluctuations in gross profit from period to period, which may have a significant impact on the Consolidated Financial Statements. At the time a loss on a contract becomes probable, the entire amount of the estimated loss is accrued. Management monitors for circumstances that may affect the accuracy of its estimates.
Disaggregation of Revenue
The Company’s revenue was derived from contracts to provide goods or services in the Engineering & Consulting and Installation & Maintenance segments. Refer to “Note 19—Segment Information” for additional information on reportable segments.

Legence Corp.
Notes to Consolidated Financial Statements
The Company disaggregates revenue by service line as management believes this category best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the following table (in thousands):

	Year Ended December 31,
Revenue by Service Line and Segment	2025	2024	2023
Engineering & Consulting:
Engineering & Design	$425,014	$345,977	$222,198
Program & Project Management	301,279	255,625	204,048
Total Engineering & Consulting segment	726,293	601,602	426,246
Installation & Maintenance:
Installation & Fabrication	1,493,830	1,183,750	942,841
Maintenance & Service	330,368	313,250	245,975
Total Installation & Maintenance segment	1,824,198	1,497,000	1,188,816
Revenue	$2,550,491	$2,098,602	$1,615,062
No single customer accounted for more than 10% of revenue in the years ended December 31, 2025, 2024 or 2023.
Contract Assets and Liabilities
Due to the nature of the Company’s performance obligations and the timing of contractual payment terms, the Company has material contract asset and liability balances. Contract assets represent revenue recognized in excess of amounts paid or payable to the Company on uncompleted contracts for which the right to bill is conditional on something other than the passage of time (e.g., the Company’s future performance on uncompleted contracts or performance obligations). Contract liabilities represent the Company’s obligation to perform on uncompleted contracts for which the Company has invoiced the customer or received payment.
Contract assets and contract liabilities in the Consolidated Balance Sheets consist of the following amounts (in thousands):

	December 31,
	2025	2024	2023
Contract assets:
Contract assets, net	$259,941	$188,132	$125,373
Other assets	$—	$2,040	$1,772
Contract liabilities	$339,462	$164,130	$164,598
Contract assets include $98.5 million, $78.3 million and $83.1 million of contract retentions as of December 31, 2025, 2024 and 2023, respectively. Contract retentions included in contract assets are generally subject to substantial project completion and acceptance by the customer.
Contract assets and contract liabilities fluctuate based on factors that occur in the normal course of business, including the volume of projects in progress at period end, the timing of negotiated payment terms, billing frequency and other differences in payment terms relative to revenue recognition.
The Company recognized $0.6 million of contract assets and $1.4 million of contract liabilities related to acquisitions completed during the year ended December 31, 2025. The remaining increase in contract assets from December 31, 2024 to December 31, 2025 is primarily due to the increase in the Company’s volume of project activity from both Installation & Maintenance and Engineering & Consulting segments, as reflected in increased revenue from these segments for the year ended December 31, 2025. The remaining change in contract liabilities from December 31, 2024 to December 31, 2025 is primarily due to the timing and amount of revenue recognized.

Legence Corp.
Notes to Consolidated Financial Statements
The Company recognized $11.8 million of contract assets and $14.0 million of contract liabilities related to acquisitions completed during the year ended December 31, 2024. The remaining increase in contract assets from December 31, 2023 to December 31, 2024 is primarily due to the increase in the Company’s volume of project activity from both Installation & Maintenance and Engineering & Consulting segments, as reflected in increased revenue for the year ended December 31, 2024. The remaining change in contract liabilities from December 31, 2023 to December 31, 2024 is primarily due to the timing and amount of revenue recognized.
During the years ended December 31, 2025, 2024 and 2023, the Company recognized revenue of $132.2 million, $151.3 million and $82.9 million, respectively, related to contract liabilities outstanding as of the end of the prior year.
Contracts Receivable
Included in the contracts receivable balance is retention for which the Company has an unconditional right to payment and is only subject to the passage of time. Retentions included in Contracts Receivable as of December 31, 2025, 2024 and 2023 are $9.6 million, $9.8 million and $13.2 million, respectively.
Remaining Performance Obligations
The Company had approximately $2,785.1 million in remaining performance obligations as of December 31, 2025, which represent the expected revenue values under the Company's contracted or otherwise secured fixed-price project commitments. The Company expects to recognize approximately 75% of the remaining performance obligations within the next 12 months and the remaining amount thereafter. The majority of the remaining performance obligations after the first 12 months is expected to be recognized by the end of 2027.
Although remaining performance obligations reflect expected revenue values that are considered to be firm, cancellations, scope adjustments or project deferrals may occur that impact their volume or the expected timing of their recognition.
Note 4 - Acquisitions
Acquisitions are recorded under the acquisition method of accounting, and the total consideration transferred is allocated to the acquired net tangible and identifiable intangible assets based primarily on their fair values as of the acquisition dates. The estimated fair value of identified intangible assets are Level 3 fair value measurements and are determined using discounted cash flow techniques. Such fair value is estimated using a multi-period excess earnings method for customer relationships and backlog and a relief from royalty method for trade names. The significant assumptions used in estimating fair value of customer relationships and backlog include i) the estimated life the asset will contribute to cash flows, such as remaining contractual terms, (ii) revenue growth rates and EBITDA margins, (iii) attrition rate of customers, and (iv) the estimated discount rates that reflect the level of risk associated with receiving future cash flows. The significant assumptions used in estimating fair value of trade names include estimated discount rates and estimated royalties that would be paid to license a comparable asset. The royalty rates used in this method are based on published comparable market royalty transactions.

Legence Corp.
Notes to Consolidated Financial Statements
2025 Acquisitions:
On October 1, 2025, the Company acquired Innovative Mechanical & Design, LLC ("IMD"). IMD is a mechanical contracting business based in Colorado. This acquisition expands the Company's geographic footprint in mechanical services. The IMD operations and associated goodwill are included in the Installation & Maintenance segment.
During the year ended December 31, 2025, the Company completed one other immaterial acquisition (“Other 2025 Acquisition”). The business is a part of the Engineering & Consulting segment and is an MEP engineering business based in Arizona. This acquisition expands the Company’s customer base and provides additional opportunities for cross-selling.
Total consideration transferred of $21.5 million for the 2025 acquisitions consists of the following (in thousands):

	IMD	Other 2025 Acquisition	Total
Cash	$9,302	$6,818	$16,120
Issuance of Legence Corp. Class A Common Stock	3,589	449	4,038
Holdback	1,000	341	1,341
Purchase price receivable	(37)	—	(37)
Total consideration transferred	$13,854	$7,608	$21,462
The Company issued 145,600 shares of Class A Common Stock as part of the 2025 acquisitions. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of December 31, 2025, there was $1.3 million in holdback included in Accrued and other current liabilities on the Consolidated Balance Sheets related to 2025 acquisitions.
A summary of the purchased assets and liabilities for the 2025 acquisitions acquired at their fair value was as follows (in thousands):

	IMD	Other 2025 Acquisition	Total
Cash	$—	$76	$76
Accounts receivable	3,293	989	4,282
Contract assets	419	225	644
Prepaid expenses and other current assets	—	3	3
Property and equipment	1,318	23	1,341
Operating lease right-of-use assets	634	121	755
Goodwill	3,232	3,139	6,371
Intangible assets	7,690	4,070	11,760
Other assets	—	8	8
	16,586	8,654	25,240

Accounts payable	(1,100)	(64)	(1,164)
Accrued compensation and benefits	(215)	(74)	(289)
Accrued and other current liabilities	(152)	(18)	(170)
Contract liabilities	(631)	(769)	(1,400)
Current portion of operating lease liabilities	(238)	(104)	(342)
Operating lease liabilities, net of current portion	(396)	(17)	(413)
	(2,732)	(1,046)	(3,778)
Net acquired assets	$13,854	$7,608	$21,462

Legence Corp.
Notes to Consolidated Financial Statements
Finite-lived intangible assets that are being amortized using the straight-line method over their estimated lives at the applicable acquisition dates in 2025 consist of the following (in thousands, except weighted-average useful lives):

	IMD	Other 2025 Acquisition	Total	Weighted- average Useful Life (in years)
Customer relationships	$5,040	$3,250	$8,290	8.3
Trade names	1,900	—	1,900	9.3
Contract backlog	750	820	1,570	1.7
	$7,690	$4,070	$11,760
Goodwill arising from acquisitions is derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the 2025 acquisitions.
Total acquisition-related costs of $0.6 million were incurred during the year ended December 31, 2025 related to 2025 acquisitions. These costs are included within Acquisition-related costs in the Consolidated Statements of Operations for the year ended December 31, 2025.
Subsequent acquisitions
On November 13, 2025, the Company entered into an equity purchase agreement to acquire all of the outstanding equity of The Bowers Group, Inc. (“Bowers”). The acquisition was completed on January 2, 2026. Bowers is a mechanical contracting company based in Maryland. This acquisition adds mechanical contracting capabilities to the Company's existing electrical contracting capabilities in the mid-Atlantic region. The operations will be included in the Installation & Maintenance segment.
On March 1, 2026, the Company acquired Metrix Engineers, LLC ("Metrix"). Metrix is an MEP engineering business based in Washington. This acquisition expands the Company's geographic footprint in engineering services. The operations will be included in the Engineering & Consulting segment.

Total consideration transferred of $459.9 million for the 2026 acquisitions consists of the following, subject to customary post‑closing purchase price adjustments (in thousands):

	Bowers	Metrix	Total
Cash	$283,104	$25,181	$308,285
Issuance of Legence Corp Class A Common Stock	98,635	7,802	106,437
Deferred consideration	44,941	—	44,941
Holdback	—	250	250
Total consideration transferred	$426,680	$33,233	$459,913
For the Bowers acquisition, the Company issued 2,551,672 shares of Class A Common Stock. The deferred consideration is payable on December 31, 2026, in cash, Class A Common Stock, or a combination, at the Company’s discretion. The Company incurred incremental term loan borrowings of $200.0 million to partially finance the Bowers acquisition. Refer to "Note 9—Debt." For the Metrix acquisition, the Company issued 149,331 shares of Class A Common Stock. The 2026 acquisitions are business combinations and will be accounted for under the acquisition method. The initial accounting for the 2026 acquisitions is incomplete, and therefore the Company is unable to disclose the information required by ASC 805. The Company will include relevant disclosures as required in the first quarter of 2026.
Included in Acquisition-related costs in the Consolidated Statements of Operations for the year ended December 31, 2025 is $4.5 million for the Bowers acquisition.

Legence Corp.
Notes to Consolidated Financial Statements
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
Total consideration transferred of $243.7 million for the 2024 acquisitions consists of the following (in thousands):

	P2S	AMA	Other 2024 Acquisition	Total
Cash	$62,520	$154,916	$3,203	$220,639
Parent issuance of Parent interests	20,719	—	1,381	22,100
Holdback	—	983	—	983
Total consideration transferred	$83,239	$155,899	$4,584	$243,722
Parent issued 9,189 and 613 Series C Common Interests in the Company's purchase of P2S and Other 2024 Acquisition, respectively. The fair value of Parent interests was estimated utilizing the OPM. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of December 31, 2025, there was $1.0 million in holdback included in Accrued and other current liabilities on the Consolidated Balance Sheets related to 2024 acquisitions.

Legence Corp.
Notes to Consolidated Financial Statements
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
In the AMA acquisition, the Company assumed unrecognized tax benefits associated with consolidated VIEs, including interest and penalties, of $11.8 million, which was recorded in Other long-term liabilities on the Consolidated Balance Sheet. The seller agreed to indemnify the Company for the outcome of these unrecognized tax benefits. Accordingly, the Company recognized a corresponding indemnification asset in Other assets. As of December 31, 2025, the asset and liability were $8.0 million and $8.0 million, respectively. During the year ended December 31, 2025, the Company recognized a reduction in the liability for unrecognized tax benefits and related interest and penalties. Refer to “Note 18—Income Taxes” for further information. As a result, the Company recognized a $3.8 million reduction in the related indemnification asset as Other expense in the Consolidated Statement of Operations during the year ended December 31, 2025.

Legence Corp.
Notes to Consolidated Financial Statements
Finite-lived intangible assets that are being amortized using the straight-line method over their estimated lives at the applicable acquisition dates in 2024 consist of the following (in thousands, except weighted-average useful lives):

	P2S	AMA	Other 2024 Acquisition	Total	Weighted- average Useful Life (in years)
Customer relationships	$27,600	$42,000	$2,850	$72,450	10.4
Trade names	4,900	—	—	4,900	11.8
Contract backlog	5,300	4,250	170	9,720	1.4
	$37,800	$46,250	$3,020	$87,070
During the year ended December 31, 2025, the purchase accounting was completed for all 2024 acquisitions without any material measurement period adjustments.
Goodwill arising from acquisitions is derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the P2S, AMA and the Other 2024 Acquisition.
Total acquisition-related costs of $5.6 million were incurred during the year ended December 31, 2024, including $2.3 million for P2S and $2.6 million for AMA. These costs are included within Acquisition-related costs in the Consolidated Statements of Operations for the year ended December 31, 2024.
2023 Acquisitions:
On August 1, 2023, the Company acquired all the outstanding equity of San Jose Boiler Works, Inc. ("San Jose Boiler"). San Jose Boiler is a full spectrum boiler sales, installation, maintenance and repair service company operating in California. The acquisition expands the Company's technical offerings and capabilities in Northern California while growing the service and maintenance base. The consideration transferred primarily includes cash and promissory notes issued to the sellers with face amounts totaling $3.3 million, consisting of 3-year promissory notes totaling $1.8 million and 1.5-year promissory notes totaling $1.5 million. The promissory notes accrue interest at a 6.0% annual rate, which may be added to the principal amount of the notes on an annual basis at the option of the Company. The acquisition-date fair value of the promissory notes was $3.2 million. The San Jose Boiler operations and associated goodwill are included in the Installation & Maintenance segment.
On September 1, 2023, the Company acquired all the outstanding equity of A.O. Reed & Co. ("A.O. Reed"). A.O. Reed is a mechanical contracting company based in California. The acquisition expands the Company's fabrication, installation and maintenance services to new geographic markets and priority end markets. The consideration transferred includes an earnout provision for attainment of targeted EBITDA, as defined in the purchase agreement, for the year ended December 31, 2023, up to $12.0 million. The acquisition-date fair value of the contingent consideration was $11.5 million. The A.O. Reed operations and associated goodwill are included in the Installation & Maintenance segment.
On November 1, 2023, the Company acquired all the outstanding equity of OCI Associates, LLC ("OCI"). OCI is a consulting engineering and commissioning services firm based in Florida. The acquisition expands the Company's technical offerings to new geographic markets and priority end markets. The consideration transferred includes an earnout provision for attainment of targeted EBITDA, as defined in the purchase agreement, for the year ended December 31, 2023, up to $3.0 million. The acquisition-date fair value of the contingent consideration was $2.4 million. The OCI operations and associated goodwill are included in the Engineering & Consulting segment.
During the year ended December 31, 2023, the Company completed one other immaterial acquisition (“Other 2023 Acquisition”) and recognized a bargain purchase gain of $0.3 million, included in Other (income) expense, net on the Consolidated Statements of Operations, which was derived primarily from negotiating directly with sellers without a competitive bidding process.

Legence Corp.
Notes to Consolidated Financial Statements
Total consideration transferred of $188.5 million for the 2023 acquisitions consists of the following (in thousands):

	San Jose Boiler	A.O. Reed	OCI	Other 2023 Acquisition	Total
Cash	$9,888	$99,691	$24,453	$—	$134,032
Parent issuance of Parent interests	—	33,333	4,018	—	37,351
Contingent consideration (earnout)	—	11,529	2,400	—	13,929
Promissory notes due to seller	3,150	—	—	—	3,150
Total consideration transferred	$13,038	$144,553	$30,871	$—	$188,462
Parent issued 22,053 and 2,557 Series C Common Interests in the Company's purchase of A.O. Reed and OCI, respectively. The fair value of Parent interests was estimated utilizing the OPM. Contingent consideration is valued using a Monte Carlo Analysis. For the A.O. Reed and OCI acquisitions, the contingent consideration relates to sellers who became employees of the Company and therefore are related parties. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met.
Goodwill arising from acquisitions is derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the A.O. Reed and OCI acquisitions. Goodwill is not deductible for tax purposes for the San Jose Boiler acquisition.
Total Acquisition-related costs of $3.8 million were incurred during the year ended December 31, 2023, including $2.0 million for A.O. Reed, $1.0 million for OCI and $0.5 million for San Jose Boiler. These costs are included within Acquisition-related costs in the Consolidated Statements of Operations for the year ended December 31, 2023.
Supplemental Pro Forma Information (Unaudited)
Pro forma results for the 2025 acquisitions are not presented as they are not material to the Company's Consolidated Financial Statements. The following unaudited supplemental pro forma results of operations for Legence are presented as if 2024 acquisitions had been consummated on January 1, 2023 and 2023 acquisitions had been consummated on January 1, 2022. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands).

	Year Ended December 31,
	2024	2023
Revenue	$2,151,196	$1,985,764
Net loss attributable to Legence	$(18,156)	$(69,498)
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
Results of Operations
The results of the businesses acquired in 2025 are not presented as they are immaterial to the Company's Consolidated Financial Statements.
For the year ended December 31, 2024, Revenue of $105.9 million and Net loss attributable to Legence of $(2.8) million are included in the Consolidated Statements of Operations for the businesses acquired in 2024.

Legence Corp.
Notes to Consolidated Financial Statements
For the year ended December 31, 2023, Revenue of $101.4 million and Net income attributable to Legence of $4.4 million are included in the Consolidated Statements of Operations for the businesses acquired in 2023.
Note 5 - Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of Goodwill by segment (in thousands):

Carrying value of Goodwill	Engineering & Consulting	Installation & Maintenance	Total
Balance, December 31, 2023	$327,950	$348,084	$676,034
Acquisitions	124,784	—	124,784
Measurement period adjustments	(1,853)	33	(1,820)
Impairment	(17,804)	—	(17,804)
Balance, December 31, 2024	433,077	348,117	781,194
Acquisitions	3,139	3,232	6,371
Measurement period adjustments	1,737	—	1,737
Impairment	(24,966)	—	(24,966)
Balance, December 31, 2025	$412,987	$351,349	$764,336

Accumulated goodwill impairment
Balance, December 31, 2023	$5,051	$47,407	$52,458
Balance, December 31, 2024	$22,855	$47,407	$70,262
Balance, December 31, 2025	$47,821	$47,407	$95,228

During the annual impairment testing conducted on October 1, 2025, 2024 and 2023, the Company bypassed the qualitative assessment and proceeded directly to the quantitative assessment. The Company performed its annual goodwill impairment assessment for all reporting units and determined that the estimated fair value of each reporting unit exceeded its carrying amount. Subsequent to the annual goodwill impairment assessment, it was determined the carrying amount of Goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in Goodwill impairment of $25.0 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand, extending sales cycles and project funding uncertainty in the alternative energy industry.
During the year ended December 31, 2024, it was determined the carrying amount of Goodwill for the same reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in Goodwill impairment of $17.8 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections. Lower revenue projections primarily reflected the impact of delayed contract awards and the uncertainty that revenue will be realized for these contracts which are point-in-time revenue recognition contracts.
During the year ended December 31, 2023, it was determined the carrying amount of Goodwill for a different reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in Goodwill impairment of $5.1 million. The impairment was primarily driven by a decline in projected cash flows due to lower revenue projections and investments in support functions.
Impairment charges are presented in Goodwill impairment on the Consolidated Statements of Operations.

Legence Corp.
Notes to Consolidated Financial Statements
The Company’s identifiable intangible assets consist of the following (in thousands, except weighted-average remaining lives):

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$658,798	$(209,054)	$449,744	8.3
Trade names	180,428	(80,068)	100,360	5.4
Contract backlog	1,570	(254)	1,316	1.4
	$840,796	$(289,376)	$551,420

	December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$652,315	$(153,262)	$499,053	9.3
Trade names	178,970	(61,137)	117,833	6.4
Contract backlog	18,745	(11,381)	7,364	0.6
	$850,030	$(225,780)	$624,250
The value of acquired identifiable intangibles at the applicable acquisition dates in 2025 and 2024 are $11.8 million and $87.1 million, respectively. Refer to “Note 4—Acquisitions” for further information.
Future amortization of intangible assets as of December 31, 2025 was as follows (in thousands):

Year ending December 31:
2026	$78,407
2027	74,063
2028	73,763
2029	73,737
2030	72,475
Thereafter	178,975
$551,420
Note 6 - Variable Interest Entities and Equity Method Investments
The Company holds interests in a number of joint ventures and other entities, some of which are VIEs. The Company consolidates a VIE when it is the primary beneficiary. For unconsolidated joint ventures, the Company accounts for its investment using the equity method.
Consolidated Variable Interest Entities
In connection with the Corporate Reorganization, Legence Corp. became the sole managing member of Legence Holdings, in which Legence Corp. operates and controls all of the business and affairs of Legence Holdings, and has the obligation to

Legence Corp.
Notes to Consolidated Financial Statements
absorb losses and receive benefits from Legence Holdings. Accordingly, Legence Holdings is evaluated under the guidance for limited partnerships and similar entities in ASC 810, Consolidation, and is considered a variable interest entity. Legence Corp. has both (i) the power to direct the activities that most significantly impact Legence Holdings’ economic performance and (ii) the right to receive benefits or the obligation to absorb losses that could be significant to Legence Holdings. Accordingly, Legence Corp. is the primary beneficiary and consolidates Legence Holdings in its consolidated financial statements. The assets of Legence Holdings can only be used to settle its own obligations. Refer to “Note 14—Noncontrolling Interests.”
The Company has various contractual relationships with two professional corporations ("PCs") that provide engineering and design services in New York and California. The Company does not own any equity interest in the PCs but provides most of the administrative functions, personnel and other resources required for the PCs to fulfill contracts with their customers. The Company receives fees from the PCs for these services. The Company is the primary beneficiary of the PCs. As such, the Company consolidates the PCs within the Consolidated Financial Statements.
The table below shows the carrying amounts and classification of the PCs' assets and liabilities included on the Company's Consolidated Balance Sheets, excluding intercompany balances (in thousands):

	December 31,
	2025	2024
Cash	$5,019	$11,391
Accounts receivable, net	12,868	25,744
Contract assets, net	3,699	2,475
Total current assets	21,586	39,610
Other assets	224	467
Total assets	$21,810	$40,077

Accrued and other current liabilities	$2,359	$1,448
Contract liabilities	7,012	4,471
Total liabilities	$9,371	$5,919
The assets of the PCs can only be used to settle their own obligations. The Company and the PCs have a promissory note agreement that allows each PC to borrow up to $1.0 million from the Company; however, no amounts have been borrowed. The Company's Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows, net of intercompany eliminations, are impacted by the performance of the PCs. The Company's Consolidated Financial Statements show noncontrolling interests, which represent the equity owned by the PCs' owner.
Equity Method Investments
The Company has investments in, and transactions with, a number of unconsolidated joint ventures. The investments and earnings are immaterial. In addition, the Company recognized related party revenue from subcontracts with these joint ventures of $2.6 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. These amounts are included in Revenue on the Consolidated Statements of Operations.

Legence Corp.
Notes to Consolidated Financial Statements
Note 7 - Property and Equipment, net
Property and equipment are summarized by major classifications as follows (in thousands):

	December 31,
Property and equipment classification	2025	2024
Autos and trucks	$43,473	$38,622
Computer equipment and software	42,582	37,450
Leasehold improvements	28,228	22,489
Equipment and tools	42,558	27,530
Office furniture and other	5,320	5,164
Finance lease assets (1)	18,231	12,242
Work-in-progress	10,591	560
Property and equipment, gross	190,983	144,057
Less: Accumulated depreciation	(98,650)	(70,676)
Property and equipment, net	$92,333	$73,381
(1)Refer to “Note 8—Leases” for further information.
The depreciation expense on property and equipment amounted to $31.9 million, $29.9 million and $22.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. A portion of depreciation expense is included in Cost of revenue on the Consolidated Statements of Operations, which totaled $13.9 million, $13.7 million and $12.6 million for the same respective years. The remaining amount for each respective year is included in Depreciation and amortization on the Consolidated Statements of Operations.
Note 8 - Leases
The Company leases real estate, vehicles, and equipment under various arrangements. Certain real estate operating leases are under non-cancelable agreements with entities owned by members of its management team and/or Parent interests holders.
The Company's operating leases primarily consist of real estate and equipment leases while finance leases primarily consist of vehicle leases. Many of the real estate operating leases contain options to renew or terminate the lease, generally at the Company's discretion. Lease agreements generally do not contain any material residual value guarantees or material restrictive covenants. The Company does not have any leases that have not yet commenced that create significant rights and obligations for the lessee.
The Company has short-term leases ranging in terms of 12 months or less. The majority of the Company's short-term leases relate to facilities and equipment used on construction projects. Construction equipment leases are generally entered into at agreed upon hourly, daily, weekly, or monthly rental rates for an unspecified duration and typically have a termination for convenience provision. Such leases are considered short-term in nature unless it is reasonably certain that they will be leased for a period greater than 12 months. The below tables present information for lease positions, lease expense, cash flow and other information, and maturity of lease liabilities.

Legence Corp.
Notes to Consolidated Financial Statements
Lease position: Supplemental balance sheet information related to operating and finance leases was as follows (in thousands):

		December 31,
	Balance Sheet Classification	2025	2024
Finance leases
Assets
Finance lease assets	Property and equipment, net	$10,965	$7,444
Liabilities
Current finance lease liabilities	Current portion of long-term debt	$3,747	$2,548
Long-term finance lease liabilities	Long-term debt, net of current portion	6,895	4,668
Total finance lease liabilities		$10,642	$7,216

Weighted-average remaining lease term in years:
Operating leases - related parties		5.5	6.3
Operating leases		5.6	6.5
Finance leases		3.1	3.1
Weighted-average discount rate:
Operating leases - related parties		7.8%	7.8%
Operating leases		7.2%	7.5%
Finance leases		7.2%	8.1%
Lease expense: The components of lease expense recognized in the Consolidated Statements of Operations are as follows (in thousands):

	Consolidated Statements of Operations Classification	Year Ended December 31,
		2025	2024	2023
Finance lease expense:
Amortization expense	Depreciation and amortization	$3,752	$2,460	$2,397
Interest expense	Interest expense, net of capitalized interest	670	474	381
Operating lease expense - related parties	Cost of revenue	960	882	510
Operating lease expense - related parties	Selling, general and administrative	4,365	4,024	2,408
Operating lease expense	Cost of revenue	1,637	2,921	2,511
Operating lease expense	Selling, general and administrative	19,431	11,533	7,456
Short-term lease expense	Cost of revenue	24,541	19,096	13,867
Short-term lease expense	Selling, general and administrative	773	1,153	1,508
Variable lease expense	Selling, general and administrative	2,874	1,642	2,338
Total lease expense		$59,003	$44,185	$33,376

Legence Corp.
Notes to Consolidated Financial Statements
Cash flow and other information: Supplemental cash flow and other information related to operating and finance leases was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases - related parties	$5,387	$4,763	$2,866
Operating cash flows from operating leases	$17,846	$11,986	$9,601
Operating cash flows from finance leases	$666	$468	$380
Financing cash flows from finance leases	$3,843	$2,460	$1,937

Supplemental noncash information:
Right-of-use assets obtained in exchange for new operating lease liabilities - related parties (1)	$—	$3,429	$13,317
Right-of-use assets obtained in exchange for new operating lease liabilities (1)	$40,530	$31,452	$795
Right-of-use assets obtained in exchange for new finance lease liabilities	$7,589	$4,732	$2,752
Right-of-use asset modifications for operating leases	$4,012	$2,844	$3,846
(1)Includes right-of-use assets acquired. Refer to “Note 4—Acquisitions”.
Maturities of lease liabilities: The following table presents maturities of lease liabilities and reconciles future lease payments on an undiscounted cash flow basis to the lease liabilities in the Consolidated Balance Sheet as of December 31, 2025 (in thousands):

Year ending December 31,	Operating Leases	Finance Leases
2026	$29,518	$4,357
2027	30,082	3,572
2028	27,155	2,616
2029	23,564	1,199
2030	18,789	43
Thereafter	25,175	—
Total minimum lease payments	154,283	11,787
Less: Amount of lease payments representing interest	(29,221)	(1,145)
Lease liabilities	$125,062	$10,642

Legence Corp.
Notes to Consolidated Financial Statements
Note 9 - Debt
Debt obligations consist of the following (in thousands):

Debt obligations	December 31,
	2025	2024
Term loan	$797,772	$1,590,350
Notes payable	27,345	27,083
Finance lease liabilities	10,642	7,216
Total debt	835,759	1,624,649
Less: Current portion	(16,694)	(22,984)
Less: Unamortized debt issuance costs and discounts	(6,667)	(15,819)
Long-term debt, net of current portion	$812,398	$1,585,846
Future payments on debt as of December 31, 2025 are presented in the table below (in thousands):

Year ending December 31,
2026	$12,963
2027	18,592
2028	19,722
2029	7,978
2030	7,978
Thereafter	757,884
Total	$825,117
Finance lease liabilities (see maturity analysis in "Note 8—Leases")	10,642
Total debt	$835,759
Term loan

On December 16, 2020, Legence Holdings entered into a credit agreement with Jefferies Finance LLC as the administrative agent for a group of lenders, which provided for (a) a term loan credit facility, (b) a delayed draw term loan credit facility and (c) a $200.0 million revolving credit facility. The term loan matures on December 16, 2031, and is secured by substantially all assets of the Company, subject to customary exclusions. A portion of the term loan is held by entities associated with the Company and BX Aggregators. They are subject to the same terms described below, including interest payments, principal payments and maturity. The credit agreement has been amended from time to time, including as described below:
•On February 27, 2023, Legence Holdings amended the credit agreement to transition its benchmark interest from London Interbank Offered Rate (“LIBOR”) to Secured Overnight Financing Rate (“SOFR”) for an additional credit spread adjustment of 0.10%.
•On July 31, 2023, Legence Holdings obtained a $155.0 million incremental term loan, and the proceeds were used to fund acquisition-related payments. Legence Holdings paid debt issuance costs of $3.5 million related to this incremental term loan.
•On January 19, 2024, Legence Holdings obtained a $125.0 million incremental term loan, and the proceeds were used to fund acquisition-related payments. Legence Holdings paid debt issuance costs of $0.9 million related to this incremental term loan.

Legence Corp.
Notes to Consolidated Financial Statements
•On June 18, 2024, Legence Holdings obtained a $125.0 million incremental term loan, and the proceeds were used to fund acquisition-related payments. Legence Holdings paid debt issuance costs of $0.2 million related to this incremental term loan.
•On November 21, 2024, Legence Holdings obtained a $315.0 million incremental term loan, and the proceeds were used for general corporate purposes, including to fund a shareholder distribution, as discussed in "Note 12—Stockholders' Equity / Member's Equity,” and to fund acquisition-related payments. Legence Holdings paid debt issuance costs of $0.4 million related to this incremental term loan.
•On February 6, 2025, the credit agreement was amended to reduce the interest rate and extend the maturity date of the term loan from December 16, 2027, to December 16, 2028. In connection with the amendment, Legence Holdings incurred $2.9 million of fees with third parties that are recognized in Credit agreement amendment fees on the Consolidated Statements of Operations.
•On September 8, 2025, Legence Holdings and certain of its subsidiaries amended the credit agreement to, among other things, facilitate the Corporate Reorganization.
•On September 15, 2025, the Company used IPO proceeds and cash on hand to prepay $780.3 million of the term loan debt. In connection with the prepayment, Legence Holdings recognized a loss on debt extinguishment of $5.7 million related to previously deferred discounts and debt issuance costs. These costs are recognized in Loss on debt extinguishment in the Consolidated Statements of Operations for the year ended December 31, 2025.
•On October 30, 2025, the credit agreement was amended to reduce the interest rate and extend the maturity date of the term loan from December 16, 2028, to December 16, 2031. In connection with the amendment, Legence Holdings incurred $3.7 million of fees, of which $3.0 million relate to third parties that are recognized in Credit agreement amendment fees on the Consolidated Statements of Operations.
Prior to the February 6, 2025 amendment, SOFR rate loans bore interest at SOFR plus 3.25% to 3.75% based on Legence Holdings's Consolidated First Lien Net Leverage Ratio (the "Net Leverage Ratio"), (generally defined as the ratio of indebtedness net of cash to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters), with a SOFR floor of 0.75%, plus a 0.10% credit spread adjustment. Base rate loans bore interest at 2.25% to 2.75% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00% ("Base Rate"), plus a 0.10% credit spread adjustment.
After the February 6, 2025 amendment and until October 30, 2025, SOFR rate loans bore interest at SOFR plus 2.75% to 3.25% with a SOFR floor of 0.75%. Base rate loans bore interest at 1.75% to 2.25% plus the Base Rate.
As a result of the IPO, the interest rate for term loans was reduced by 0.25%.
After the October 30, 2025 amendment, SOFR rate loans bear interest at SOFR plus 2.25% with a SOFR floor of 0.75%. Base rate loans bear interest at 1.25% plus the base rate.
Interest on SOFR rate loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate loans is payable quarterly.
As of December 31, 2025, principal payments on the term loans of $2.0 million are payable quarterly, with any remaining principal balance due on December 16, 2031. Subject to the requirements of the agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the agreement. The credit agreement contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants. Legence Holdings is in compliance with the financial covenants as of December 31, 2025.

Legence Corp.
Notes to Consolidated Financial Statements
Subsequent to the year ended December 31, 2025, on January 2, 2026, Legence Holdings obtained a $200.0 million incremental term loan, and used the proceeds to fund acquisition-related payments. The incremental term loan increased the quarterly principal payments to $2.5 million.
Revolving line of credit
Legence Holdings has a revolving line of credit agreement with Jefferies Finance LLC as the administrative agent for a group of lenders, up to $200.0 million. Borrowings under the revolving line of credit agreement are secured by substantially all the assets of the Company.
On November 21, 2024, the maturity date of the revolving line of credit agreement was extended from December 16, 2025 to December 16, 2026.
On October 30, 2025, the revolving line of credit agreement was amended to increase the revolving line of credit capacity from $90.0 million to $200.0 million and extended the maturity date from December 16, 2026, to September 22, 2030.
Advances, including standby letters of credit, under the revolving line of credit agreement may be elected to be treated as either SOFR rate loans or base rate loans.
Prior to the October 30, 2025 amendment, SOFR rate loans bore interest at SOFR plus 3.50% to 4.00% based on Legence Holdings's Net Leverage Ratio, with a SOFR floor of 0%, and base rate loans bore interest at 2.50% to 3.00% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00%. As a result of the IPO, the interest rate for revolving credit loans and the fee rate on letters of credit was reduced by 0.25%. As a result of the October 30, 2025 amendment, SOFR rate loans bear interest at SOFR plus 2.25% and base rate loans bear interest at 1.25% plus the base rate.
Interest on SOFR rate loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate loans is payable quarterly.
In addition, a revolver commitment fee is payable quarterly for the unused portion of the revolving line of credit at a rate of 0.38% to 0.50% based on Legence Holdings's Net Leverage Ratio. As of December 31, 2025, the rate for the unused portion of the revolving line of credit is 0.38%. The revolving line of credit may be used to issue standby letters of credit, which reduce the available borrowings. As of December 31, 2025, there are $5.7 million letters of credit outstanding under the revolving line of credit, with an interest rate of 2.38%.
As of December 31, 2025, $194.3 million was available to be borrowed under the revolving line of credit. There were no borrowings under the revolving line of credit as of December 31, 2025 or 2024.
Subsequent to the year ended December 31, 2025, on January 2, 2026, Legence Holdings borrowed $25.0 million under the revolving line of credit to fund working capital needs. The borrowing was repaid in January 2026.
The Company's revolving line of credit agreement, in addition to customary affirmative covenants, contains a springing financial maintenance covenant that requires the Consolidated First Lien Net Leverage Ratio to be less than 8.50 to 1.00 if certain testing conditions are satisfied. The springing financial maintenance covenant is only tested if as of the last day of a Test Period (generally quarterly) the amount of loans and/or letters of credit outstanding under the revolving line of credit is greater than 35% of the facility size. The springing financial maintenance covenant was not required to be tested during the periods presented in the Consolidated Financial Statements, and the Company is in compliance with the financial covenant as of December 31, 2025.
Notes payable
As part of the consideration transferred to acquire certain companies in prior years, the Company issued notes payable to former owners of the acquired companies. The former owners are considered related parties when they are employees or Parent interests holders. The Company can prepay these notes without penalty.

Legence Corp.
Notes to Consolidated Financial Statements
The Company issued a promissory note payable in connection with a 2022 acquisition. As of December 31, 2025 and 2024, the outstanding balance is $10.6 million and $10.0 million, respectively, and the carrying value is $10.1 million and $9.3 million, respectively, recorded in Long-term debt, net of current portion on the Consolidated Balance Sheets. The stated interest rate is 5.5%. All principal and interest are due at the earlier of the end of the 5-year term in 2027 or upon a sale event as defined in the note agreement.
The Company issued promissory notes payable in connection with the 2023 acquisition of San Jose Boiler and a 2022 acquisition, and the holders of the promissory notes were related parties as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, the outstanding balance is $13.7 million and $14.6 million, respectively, and the carrying value is $12.8 million and $13.4 million, respectively. As of December 31, 2025 and 2024, $10.8 million and $11.8 million, respectively, are recorded in Long-term debt, net of current portion on the Consolidated Balance Sheets. As of December 31, 2025 and 2024, $2.0 million and $1.6 million, respectively, is recorded in Current portion of long-term debt on the Consolidated Balance Sheets. The promissory notes have a range of stated interest rates from 5.5% to 6.0% and maturities ranging from 2026 to 2028, at which time all principal and interest are due. The promissory note related to the 2022 acquisition requires the Company to repay all principal and interest earlier if the Company undergoes a change of control as defined in the note agreement.
The Company also financed certain insurance-related payments. As of December 31, 2025 and 2024, the outstanding balance is $3.0 million with an interest rate of 7.4% and $2.1 million with an interest rate of 8.5%, respectively. The outstanding balance is included in Current portion of long-term debt.
Finance leases
Refer to “Note 8—Leases” for information on finance leases.
Note 10 - Fair Value Measurements
The Company recognizes certain financial assets and liabilities at fair value on a recurring basis following the fair value hierarchy detailed in “Note 2—Summary of Significant Accounting Policies.”
The following table presents the input level used to determine the fair value of the financial instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$572	$—	$—
Interest rate swap instruments	$—	$42	$—
Liabilities:
Interest rate swap instruments	$—	$1,194	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$49,217	$—	$—
Interest rate swap instruments	$—	$9,248	$—
Liabilities:
Interest rate swap instruments	$—	$137	$—
The carrying value of Cash approximates fair value due to its short-term nature.

Legence Corp.
Notes to Consolidated Financial Statements
Interest Rate Swap Instruments: Additional information regarding the accounting policies and relevant derivative instrument disclosure information for the Company’s interest rate swaps can be found in “Note 2—Summary of Significant Accounting Policies” and “Note 11—Derivatives.”
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
Contingent Consideration Liabilities: Contingent consideration liabilities are related to business acquisitions with earnout provisions included in the respective purchase agreement, as further described in “Note 4—Acquisitions,” pursuant to which a payment may be made at a specified future date based on the performance of the acquired business subsequent to the acquisition.
The Company's contingent consideration liabilities are measured at fair value using Level 3 unobservable inputs. The Level 3 inputs include internally developed assumptions of the probabilities of achieving the specified earnout target. A probability weighted discounted cash flow method is used to convert the projected earnings to a present fair value, including inputs such as projected earnings from the acquired business, the likelihood of such outcomes, and specific contractual terms governing the individual earnout.
Changes in the fair value of contingent consideration liabilities are recorded to Changes in the fair value of contingent consideration liabilities on the Company's Consolidated Statements of Operations.
During the years ended December 31, 2024, there were no significant changes in the valuation techniques or inputs related to the Company's contingent consideration liabilities.
The following is a Level 3 summary of changes in contingent consideration liabilities (in thousands):

2024
Balance, beginning of period	$65,700
Payment of contingent consideration - cash	(65,700)
Balance, end of period	$—
During the year ended December 31, 2024, all contingent consideration liabilities were paid in cash, primarily relating to A.O. Reed, OCI and a 2022 acquisition; $33.2 million of these payments were made to related parties.
During the year ended December 31, 2023, the Company recognized $31.1 million in Changes in fair value of contingent consideration liabilities in the Consolidated Statements of Operations, paid $10.7 million of contingent consideration in cash, and paid $9.3 million of contingent consideration in Parent interests. Included in these amounts are $13.4 million, $10.7 million, and $9.3 million, respectively, of amounts related to related parties. Included in the $31.1 million of Change in fair value of contingent consideration liabilities is a $27.0 million increase related to a 2022 acquisition due to the achievement of the targeted EBITDA, as defined in the purchase agreement.
Cash payments made for the settlement of contingent consideration liabilities are included within the financing section on the Consolidated Statements of Cash Flows for amounts up to the acquisition-date fair value of the liability. Noncash payments, related to a 2021 acquisition, made for the settlement of a contingent consideration liability during the year ended December 31, 2023 include 6,800 Parent interests to a related party.
Financial Instruments Not Carried at Fair Value: The table below shows the fair value and carrying value of the term loan and promissory notes (a component of notes payable) included in Total debt as shown in "Note 9—Debt" (in thousands):

Legence Corp.
Notes to Consolidated Financial Statements

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$803,995	$792,515	$1,597,825	$1,576,502
Promissory notes	$21,490	$22,906	$19,475	$22,646
The fair value of the term loan as of December 31, 2025 and 2024 was derived by taking the mid-point of the trading prices from observable market inputs in the secondary bond market for the term loan (Level 2 measurement) and multiplying it by the outstanding face value of the term loan.
The fair value of the promissory notes as of December 31, 2025 and 2024 was calculated using a discounted cash flow methodology under the income approach, using interest rate indices, risk premiums, and adjustments for the size and subordination of the instrument (Level 3 measurement).
The carrying value of the remaining notes payable and finance lease liabilities approximates fair value as of December 31, 2025 and 2024.
Note 11 - Derivatives
Interest Rate Swaps: The Company has multiple interest rate swap agreements designated as cash flow hedges. The Company utilizes these interest rate swap agreements to reduce exposure to fluctuations in variable interest rates for future interest payments on its term loan. The total notional amount is $785.0 million and $815.0 million as of December 31, 2025 and 2024, respectively. During the first quarter of 2023, the Company amended the swap agreements to transition its benchmark interest from LIBOR to SOFR. Failure of the interest rate swap counterparties to make payments may result in the loss of any potential benefit to the Company under the interest rate swap agreements. The Company mitigates risk of non-performance by counterparties by dealing with highly rated counterparties. The Company does not use financial instruments for trading or speculative purposes. Additional information regarding the accounting policies and relevant fair value information for the Company’s interest rate swaps can be found in “Note 2—Summary of Significant Accounting Policies” and “Note 10—Fair Value Measurements.”
The fair value of derivative instruments is presented in the Consolidated Balance Sheets, as follows (in thousands):

		December 31,
	Balance Sheet Location	2025	2024
Derivatives designated as hedging instruments
Interest rate swap asset (short-term)	Prepaid expenses and other current assets	$42	$5,861
Interest rate swap asset (long-term)	Other assets	$—	$3,387
Interest rate swap liability (short-term)	Accrued and other current liabilities	$886	$—
Interest rate swap liability (long-term)	Other long-term liabilities	$308	$137

Legence Corp.
Notes to Consolidated Financial Statements
The following table presents the gross changes in AOCI from the Company’s cash flow hedges (in thousands).

	2025	2024	2023
Beginning balance	$9,111	$22,166	$39,556

Unrealized (loss) gain recognized in AOCI	(3,296)	14,789	7,512
Gain reclassified from AOCI to Interest expense	(6,967)	(27,844)	(24,902)
Other comprehensive loss	(10,263)	(13,055)	(17,390)
Ending balance	(1,152)	9,111	22,166
Noncontrolling interests	(454)	—	—
Accumulated (loss) gain in AOCI	$(698)	$9,111	$22,166
For the years ended December 31, 2025, 2024 and 2023, there was no ineffectiveness recognized in earnings.
The following table provides additional details related to the interest rate swap agreements, as amended, that are in effect as of December 31, 2025 (notional in thousands):

Effective Date (1)	Maturity Date	Notional Amount (2)	Fixed Interest Rate (3)
February 28, 2023	December 31, 2026	$337,500	3.4396%
February 28, 2023	December 31, 2026	$337,500	3.3750%
January 31, 2024	December 31, 2026	$110,000 — $140,000	4.0433%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2027	$200,000	3.2480%
(1)The interest rate swaps with effective dates of December 31, 2026 were added during July 2025 and are not included in the notional amount as of December 31, 2025.
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
The following table provides additional details related to the interest rate swap agreements, as amended, that are in effect as of December 31, 2024 (notional in thousands):

Effective Date	Maturity Date	Notional Amount (1)	Fixed Interest Rate (2)
February 28, 2023	January 31, 2025	$350,000	0.8325%
February 28, 2023	January 31, 2025	$109,000	1.1740%
February 28, 2023	January 31, 2025	$109,000	1.1732%
February 28, 2023	December 31, 2026	$53,500 — $337,500	3.4396%
February 28, 2023	December 31, 2026	$53,500 — $337,500	3.3750%
January 31, 2024	December 31, 2026	$140,000	4.0433%
(1)For interest rate swaps with ranges, the notional amount is $53,500 from January 31, 2023 to January 31, 2025 and $337,500 from February 1, 2025 to December 31, 2026.
(2)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.

Legence Corp.
Notes to Consolidated Financial Statements
The following table provides additional details related to the interest rate swap agreements in effect as of December 31, 2023 (notional in thousands):

Effective Date	Maturity Date	Notional Amount (1)	Fixed Interest Rate (2)
February 28, 2023	January 31, 2025	$350,000	0.8325%
February 28, 2023	January 31, 2025	$109,000	1.1740%
February 28, 2023	January 31, 2025	$109,000	1.1732%
February 28, 2023	December 31, 2026	$53,500 — $337,500	3.4396%
February 28, 2023	December 31, 2026	$53,500 — $337,500	3.3750%
(1)For interest rate swaps with ranges, the notional amount is $53,500 from January 31, 2023 to January 31, 2025 and $337,500 from February 1, 2025 to December 31, 2026.
(2)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
The following interest rate swap agreements were added in March 2026 (notional in thousands):

Effective Date	Maturity Date	Notional Amount	Fixed Interest Rate (1)
December 31, 2026	December 31, 2028	$100,000	3.4581%
December 31, 2026	December 31, 2028	$100,000	3.6995%
(1)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
Note 12 - Stockholders' Equity / Member's Equity
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
•All outstanding equity interests of Legence Holdings were recapitalized into LGN A Units and LGN B Units. The number of LGN A Units corresponds on a one-for-one basis with shares of the Company’s Class A Common Stock, while the number of LGN B Units corresponds on a one-for-one basis with shares of the Company’s Class B Common Stock. As of December 31, 2025, Legence Corp. and its subsidiaries held 63,856,975 LGN A Units and Legence Parent held 41,479,954 LGN B Units.
•A noncontrolling interest was recognized to reflect the ownership of LGN B Units held by Legence Parent.
Secondary Offering

On December 16, 2025, the Company completed a secondary offering of 8,402,178 shares of Class A Common Stock on behalf of the Parent Entities at a price of $45.00 per share. In connection with the transaction, Legence Parent ML exchanged 5,200,808 issued and outstanding LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, for an equal number of shares of Class A common stock. Additionally, the Parent Entities granted the underwriters a 30-day option to purchase up to 1,260,326 additional shares of Class A Common Stock. Subsequent to the year ended December 31, 2025, on January 8, 2026, the underwriters fully exercised the option to purchase 1,260,326 additional shares of Class A Common Stock, of which 780,121 were issued in exchange for LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, held by Legence Parent ML.

As a result of the exchanges, the LGN B Units that were previously classified as noncontrolling interests were converted into LGN A Units held by Legence Corp. and its subsidiaries, thereby increasing the Company’s ownership interest in

Legence Corp.
Notes to Consolidated Financial Statements
Legence Holdings. The Company did not issue or sell any shares of Class A Common Stock in the offering and did not receive any proceeds from the sale of shares by the Parent Entities.
Acquisitions
In connection with the 2025 acquisitions, the Company issued 145,600 shares of Class A Common Stock. Subsequent to the year ended December 31, 2025, the Company issued 2,551,672 shares of Class A Common Stock as noncash consideration for the acquisition of Bowers and issued 149,331 shares of Class A Common Stock as noncash consideration for the acquisition of Metrix. Refer to “Note 4—Acquisitions” for additional information.
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
Preferred Stock
As of December 31, 2025, no shares of preferred stock were issued or outstanding. Under the Company’s Amended and Restated Certificate of Incorporation, the Board may issue shares of preferred stock in one or more series without further approval from holders of common stock. For each series, the Board has the authority to determine the number of shares and to establish the designations, powers, preferences, and rights of such shares, as well as any qualifications, limitations, or restrictions, including dividend rights, conversion or exchange features, voting rights, redemption provisions, and liquidation preferences.
Refer to “Note 1—Nature of Operations” for a summary of Member's Equity and structure prior to the IPO and Corporate Reorganization. Tax distributions of $1.4 million were made during the year ended 2024. During the year ended December 31, 2023, there were no tax distributions. During the years ended December 31, 2024 and 2023, the Company made capital distributions of $300.2 million and $1.5 million, respectively, including $0.4 million for the return to holders of Restricted Series C Common Interests for the year ended December 31, 2024.
Please refer to “Note 13—Stock-Based Compensation and Long-term Incentive Awards” for additional information related to Series A Interests and Restricted Series C Interests.
Subsequent to the year ended December 31, 2025, on February 25, 2026, the Board adopted the 2026 Employee Stock Purchase Plan ("2026 ESPP"), including the reservation of 1,580,053 shares of Class A Common Stock for issuance under the 2026 ESPP. The 2026 ESPP is subject to the approval of our stockholders. Pursuant to the 2026 ESPP, eligible employees may contribute up to 15% of their cash compensation during quarterly purchase periods for the purchase of Class A Common Stock up to an annual maximum of $25,000 per employee. On each purchase date, participants are entitled to acquire shares of Class A Common Stock at 90% of the Company's closing price on such date.

Legence Corp.
Notes to Consolidated Financial Statements
Note 13 - Stock-Based Compensation and Long-term Incentive Awards
Series A Interests and Restricted Series C Interests
Modifications of Series A Time Interests and Restricted Series C Common Interests
In connection with the IPO, the Company underwent a Corporate Reorganization in which the Series A Time Interests originally issued by Legence Parent were exchanged for equivalent interests in newly created entities above the consolidated structure of the Company (refer to “Note 1—Nature of Operations”). The Company determined the exchanges were contemporaneous and effectuated as part of the UP-C structure. The key terms and vesting conditions of the Rollover Series A Profits Interests and Rollover Restricted Series C Interests remain consistent with those of the original Series A Profits Interests and Restricted Series C Common Interests, respectively. The Corporate Reorganization resulted in a modification of the Series A Time Interests and Restricted Series C Common Interests, the impact of which is described as follows:
•Series A Time Interests: The Time Interests will continue to be remeasured at fair value at each reporting date with an offset to equity based on capital contributions from the issuers (refer to “Note 2—Summary of Significant Accounting Policies”). As the modification did not result in a change to the fair-value based measurement approach, no incremental compensation cost was recognized during the period.
•Restricted Series C Common Interests: The Rollover Restricted Series C Interests will continue to be remeasured at fair value at each reporting date. As the modification did not result in a change to the fair-value based measurement approach, no incremental compensation cost was recognized during the period.
Additionally, on September 16, 2025, the Series A Interests were modified such that for purposes of distributions, Time Interests are treated as fully vested while the holder remains employed by the Company. The Time Interests will continue to be remeasured at fair value at each reporting date. As the modification did not result in a change to the fair-value based measurement approach, no incremental compensation cost was recognized during the period.
Series A Interests
Time Interests were liability classified as of December 31, 2024 and equity classified as of December 31, 2025 (refer to “Note 2—Summary of Significant Accounting Policies”). The stock-based compensation liability for Time Interests as of December 31, 2024 is $19.9 million and is included in Other long-term liabilities on the Consolidated Balance Sheets. The activity of the Time Interests issued to employees of the Company was as follows:

	Time Interests	Weighted- average Grant Date or Modification Date Fair Value Per Interest (1)
Outstanding as of December 31, 2023	39,498	$346
Granted	3,682	580
Forfeited	(394)	441
Vested	(121)	344
Outstanding as of December 31, 2024	42,665	365
Granted	6,178	897
Forfeited	(857)	977
Vested	(577)	395
Outstanding at December 31, 2025	47,409	$1,176
(1)As discussed above, grants were modified during the year ended December 31, 2025.

Legence Corp.
Notes to Consolidated Financial Statements
The fair value of Time Interests was estimated using the OPM as of December 31, 2025 and 2023 and the hybrid method as of December 31, 2024 with the following assumptions:

	December 31,
	2025	2024	2023
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.5%	4.3%	3.8%
Expected volatility	55%	75%	55%
Expected life (years)	2.5	2.7	5.0
The hybrid method assumptions above for December 31, 2024 were based on the weighted average assumptions of potential future scenarios as follows:

	Net Settle at IPO (1)	Remain as Profits Interests post IPO (2)	Delayed Exit (3)
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.2%	4.3%	4.3%
Expected volatility	80%	70%	70%
Expected life (years)	0.5	3.5	5.0
(1)The Company completes an IPO, and Series A Profits Interests are settled.
(2)The Company completes an IPO, and Series A Profits Interests remain outstanding.
(3)The Company does not undergo a Change of Control in the foreseeable future.
The compensation expense and corresponding income tax benefit for Time Interests was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$49,547	$3,786	$8,095
Cost of revenue	12,286	1,026	1,923
Compensation expense	$61,833	$4,812	$10,018

Income tax benefit	$—	$—	$403
For the year ended December 31, 2025, Parent Entities distributed $26.2 million related to Time Interests, which the Company recorded as compensation expense. There were no distributions for Time Interests for the years ended December 31, 2024 or 2023. As of December 31, 2025, the unrecognized compensation expense related to Time Interests is approximately $21.1 million to be recognized over a remaining weighted-average term of 1.4 years.

Legence Corp.
Notes to Consolidated Financial Statements
The compensation expense and corresponding income tax benefit for Performance Interests was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$370	$—	$—
Cost of revenue	83	—	—
Compensation expense	$453	$—	$—

Income tax benefit	$—	$—	$—
Payments related to the Performance Interests and Exit Interests are contingent upon the achievement of specified market thresholds and require the recipient’s continued employment through distribution dates. Once the applicable thresholds are achieved, holders are entitled to receive payments upon each qualifying distribution from the Parent Entities. For the year ended December 31, 2025, Parent Entities distributed $0.5 million to holders of Performance Interests after the threshold for the Performance Interests was met, which the Company recorded as compensation expense. There were no distributions for Performance Interests and no compensation expense recorded for Performance Interests for the years ended December 31, 2024 or 2023. There were no distributions for Exit Interests and no compensation expense recorded for Exit Interests for the years ended December 31, 2025, 2024 or 2023. Because additional distributions are dependent on future liquidity events that are not considered probable as of the financial statement dates, no compensation was accrued for these awards as of December 31, 2025 or 2024.
Restricted Series C Interests
Restricted Series C Interests were liability classified as of December 31, 2024 and equity classified as of December 31, 2025 (refer to “Note 2—Summary of Significant Accounting Policies”). The stock-based compensation liability for Restricted Series C Interests as of December 31, 2024 is $0.5 million and is included in Other long-term liabilities on the Consolidated Balance Sheets. The activity of the Restricted Series C Common Interests issued to employees of the Company was as follows:

	Restricted Series C Interests	Weighted- average Grant Date or Modification Date Fair Value Per Interest (1)
Outstanding as of December 31, 2023	1,278	$1,571
Granted	—	—
Outstanding as of December 31, 2024	1,278	1,571
Granted	—	—
Outstanding as of December 31, 2025	1,278	$2,611

Legence Corp.
Notes to Consolidated Financial Statements
(1)As discussed above, grants were modified during the year ended December 31, 2025.
The fair value was estimated using the OPM as of December 31, 2025 and 2023 and the hybrid method as of December 31, 2024 with the following assumptions:

	December 31,
	2025	2024	2023
Expected dividend yield	—%	—%	—%
Risk-free interest rate	3.5%	4.3%	3.8%
Expected volatility	55%	75%	55%
Expected life (years)	2.5	2.7	5.0
The hybrid method assumptions above for December 31, 2024 were based on the weighted average assumptions of potential future scenarios as follows:

	Net Settle at IPO (1)	Remain as Restricted Series C Interests post IPO (2)	Delayed Exit (3)
Expected dividend yield	—%	—%	—%
Risk-free interest rate	4.2%	4.3%	4.3%
Expected volatility	80%	70%	70%
Expected life (years)	0.5	3.5	5.0
(1)The Company completes an IPO, and Restricted Series C Interests are settled.
(2)The Company completes an IPO, and Restricted Series C Interests remain outstanding.
(3)The Company does not undergo a Change of Control in the foreseeable future.
The compensation expense for Restricted Series C Interests was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Selling, general and administrative	$1,151	$273	$15
Cost of revenue	1,375	326	18
Compensation expense	$2,526	$599	$33
For the year ended December 31, 2025, Parent Entities distributed $1.7 million related to Restricted Series C Interests, which the Company recorded as compensation expense. For the year ended December 31, 2024 the Company made a capital distribution of $0.4 million related to Restricted Series C Interests. There were no distributions for Restricted Series C Interests for the year ended December 31, 2023. As of December 31, 2025, the unrecognized compensation expense related to Restricted Series C Interests is approximately $1.6 million to be recognized over a remaining weighted-average term of 2.9 years.
2025 Omnibus Incentive Plan
The Omnibus Incentive Plan allows the Company to issue stock options, stock appreciation rights, RSUs, performance awards and other stock-based awards or cash awards to eligible employees, non-employee directors and consultants.
RSUs

Legence Corp.
Notes to Consolidated Financial Statements
RSUs represent the right to receive shares of the Company's Class A Common Stock upon vesting. RSUs are subject to a graded service-based vesting condition, vesting in three equal installments over three years subject generally to continued employment. RSUs granted to non-employee directors are subject to a service-based vesting condition, vesting at the earlier of one-year or the annual stockholders' meeting following the grant date, subject generally to continued service.
The following table summarizes the RSUs activity during the year ended December 31, 2025 (in thousands, except per share data):

	RSUs	Weighted-Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	—	$—
Granted	688,880	28.00
Vested	—	—
Forfeited	(2,678)	—
Outstanding as of December 31, 2025	686,202	$28.00
As of December 31, 2025, unrecognized stock-based compensation expense related to the RSUs was $17.4 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the year ended December 31, 2025, the Company recognized $0.8 million and $1.3 million of stock-based compensation expense related to RSUs in Cost of revenue and Selling, general and administrative, respectively, on the Consolidated Statements of Operations.
Stock Options
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
The following table summarizes stock option activity during the year ended December 31, 2025:

	Stock Options	Weighted-Average Grant Date Fair Value per Share	Weighted-Average Exercise Price per Share
Outstanding as of December 31, 2024	—	$—	$—
Granted	668,570	16.46	28.00
Vested	—	—	—
Forfeited	—	—	—
Outstanding as of December 31, 2025	668,570	16.46	28.00
Vested and exercisable as of December 31, 2025	—	$—	$—
As of December 31, 2025, unrecognized stock-based compensation expense related to stock options was $9.9 million, which is expected to be recognized over a weighted-average period of 2.7 years. For the year ended December 31, 2025, the Company recognized $1.1 million of stock-based compensation expense related to stock options in Selling, general and administrative on the Consolidated Statements of Operations.
Weighted-average inputs used in the Black-Scholes option pricing model for options granted under the 2025 Omnibus Incentive Plan were as follows:

Legence Corp.
Notes to Consolidated Financial Statements

Stock price	$28.00
Expected term (in years)	6.0
Expected volatility	60.0%
Risk-free interest rate	3.7%
Dividend yield	—%
Note 14 - Noncontrolling Interests
As noted above, Legence Corp. is the sole managing member of Legence Holdings, and the Company consolidates the financial results of Legence Holdings. Therefore, the Company reports a noncontrolling interest on the portion of net assets and income not attributable to Legence.
The following table summarizes the change in ownership of Legence Holdings during the year ended December 31, 2025. Please refer to “Note 12—Stockholders' Equity / Member’s Equity” for additional information related to activity during the year ended December 31, 2025.

	Ownership			Ownership Percentage
	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total
Balances at September 12, 2025	58,510,567	46,680,762	105,191,329	55.6%	44.4%	100.0%
Class A Common Stock issued as consideration for acquisitions	145,600	—	145,600	0.1%	(0.1)%	—%
Effects of Secondary Offering	5,200,808	(5,200,808)	—	4.9%	(4.9)%	—%
Balances at December 31, 2025	63,856,975	41,479,954	105,336,929	60.6%	39.4%	100.0%
In addition to the LGN B Units noted above, which represents an economic interest in Legence Holdings, Legence Parent ML owns 41,479,954 shares of Class B Common Stock, which together, may be exchanged at the option of Legence Parent on a one-for-one basis for shares of Class A Common Stock or the cash equivalent thereof (based on the 10-day volume weighted average price of the shares of Class A Common Stock at the time of exchange) as determined by the Company. If the Company elects the exchange to be settled in cash, the cash used to settle the redemption must be funded through a private sale or public offering of Class A Common Stock.
Net income (loss) attributable to Legence Holdings is attributed to the Company and the noncontrolling interest based on their relative ownership percentages. Changes in ownership that do not result in a loss of control are accounted for as equity transactions in accordance with ASC Topic 810, Consolidation.
Noncontrolling interests as presented on the Consolidated Balance Sheets and Consolidated Statements of Operations reflect balances and activity related to the following:
a.Legence Parent ML's ownership of Legence Holdings, as discussed above.
b.Contributions from Legence Parent for Series A Interests and Restricted Series C Interests based on the percentage that Legence Parent contributes relative to the total contributions of Series A Interests and Restricted Series C Interests from Legence Parent and Legence Parent II. These capital contributions from Legence Parent recorded in noncontrolling interests are reclassified to additional paid-in capital on a proportional basis when a change in ownership occurs related to an exchange of LGN B Units.

Legence Corp.
Notes to Consolidated Financial Statements
c.Noncontrolling interests for the PCs, as discussed in “Note 6—Variable Interest Entities and Equity Method Investments.”
Note 15 - Earnings Per Share
The following table sets forth the computation of basic and diluted EPS of Class A Common Stock and represents the period from September 12, 2025 to December 31, 2025, the period where the Company had Class A Common Stock and Class B Common Stock outstanding. Prior to the IPO, Legence Holdings was a single-member limited liability company and did not present earnings per share. Due to the IPO and Corporate Reorganization, the Company’s capital structure before and after the IPO is not comparable and would not be meaningful to the users of these consolidated financial statements. As a result, only earnings per share for periods subsequent to the IPO are presented.

(in thousands, except per share data)	September 12, 2025 through December 31, 2025
Numerator:
Net loss	$(55,951)
Less: Net loss attributable to noncontrolling interests	(22,155)
Net loss attributable to Legence	$(33,796)
Denominator:
Weighted-average Class A Common Stock outstanding—basic and diluted	59,381
Net loss per share—basic and diluted	$(0.57)
The effect of potentially dilutive securities is not included in the computation of diluted EPS for the period from September 12, 2025 to December 31, 2025, as there is net loss attributable to Legence, and to do so would be anti-dilutive.
Anti-dilutive securities which could potentially dilute EPS in the future are set forth below (in thousands):

September 12, 2025 through December 31, 2025
Stock options	669
RSUs	686
LGN B Units exchangeable for Class A Common Stock	41,480
Note 16 - Tax Receivable Agreement
In connection with the IPO and Corporate Reorganization, the Company entered into the TRA with the TRA Members, which are related parties. The TRA generally provides for the payment by the Company to the TRA Members of 85% of the net cash tax savings, if any, in U.S. federal, state and local income tax the Company realizes, or is deemed to realize, as a result of the Company’s (i) allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) the utilization of certain tax attributes of the blocker entities; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings LGN B Units for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement; and (iv) certain additional tax benefits arising from payments made under the TRA. The Company retains the benefit of the remaining 15% of these cash savings, if any. Payments under the TRA are not conditioned upon any continued ownership interest in Legence Holdings or the Company.
The Company recognizes an undiscounted liability related to TRA obligations that are both probable and reasonably estimable under ASC 450. In connection with the IPO and Corporate Reorganization, the Company recognized a TRA liability of $146.5 million. On December 16, 2025, the Company completed a secondary offering that involved an exchange of LGN B Units and shares of Class B Common Stock for an equal number of shares of Class A common stock. As a result of the exchange, the Company recorded an additional TRA liability of $58.0 million. The secondary offering

Legence Corp.
Notes to Consolidated Financial Statements
also increased the deferred tax asset and valuation allowance related to the TRA liability by $7.2 million and $2.7 million, respectively. Refer to “Note 1—Nature of Operations” and “Note 12—Stockholders' Equity / Member's Equity” for additional information related to the TRA Members and the secondary offering. During the year ended December 31, 2025, the Company recognized a $2.9 million increase in the TRA liability as Other expense (income), net on the Consolidated Statements of Operations related to changes in state tax rates.
The Company's total undiscounted TRA liability as of December 31, 2025 is $207.4 million and is recorded in Tax receivable agreement liability - related party on the Consolidated Balance Sheets.
The timing and amount of aggregate payments under the TRA may vary based on a number of factors, including the Company’s future taxable income, future exchanges of LGN B Units for Class A Common Stock, the fair market value of assets at the time of each exchange, and the enacted tax rates applicable in the periods when deductions are realized. The Company estimates its obligation under the TRA utilizing these factors and other assumptions, including expected exchange activity and the fair value of underlying assets.
Payments are generally due within a specified period after the filing of the Company’s federal income tax return for the relevant taxable year. Under the TRA, interest accrues on unpaid amounts at a rate equal to the SOFR plus 100 basis points beginning on the original due date of the related tax return and continuing until payment.
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
As of December 31, 2025, the Company recorded a deferred tax asset of $25.4 million arising from future TRA payments. The Company assesses the realizability of deferred tax assets associated with the TRA liability, considering projected taxable income, character of the deductions, temporary differences, tax planning strategies, and recent operating results. As of December 31, 2025, the Company recorded a valuation allowance of $12.0 million. The deferred tax asset and related valuation allowance are recorded in Other assets on the Consolidated Balance Sheets. The Company continues to assess and adjust the valuation allowance each reporting period, as necessary.
Note 17 - Union-Sponsored Pension Plans and Other Employee Benefit Plans
Defined Pension Plans: Certain of the Company’s consolidated subsidiaries participate in various multiemployer defined benefit pension plans under the terms of collective bargaining agreements covering most of its union-represented employees. The risks of participation in these multiemployer plans are different than single-employer plans in the following aspects:
a.Assets contributed to the plan by a company may be used to provide benefits to participants of other companies;
b.If a participating company discontinues contributions to a plan, other participating employers may have to cover any unfunded liability that may exist; and
c.If a company stops participating in some of its multiemployer pension plans, the company may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.
The following table lists multiemployer pension plans providing pension benefits, including total contributions made for the years ended December 31, 2025, 2024 and 2023 (contributions in thousands). Among other factors, plans in the red zone are less than 65 percent funded, plans in the yellow zone are between 65 percent and 80 percent funded and plans in the green zone are at least 80 percent funded.

Legence Corp.
Notes to Consolidated Financial Statements

	Employee ID / Pension Plan Number	PPA Zone Status (1)		FIP/RP Status (3)	Contributions			Surcharge Imposed	Expiration dates of CBA
Pension Fund		2025 (2)	2024 (2)		2025	2024	2023
Sheet Metal Workers Pension Plan of Southern CA, AZ & NV	95-6052257 / 001	Green	Green	NA	$4,115	$4,828	$2,567	No	6/30/2026 to 6/30/2029
Arizona Pipe Trades Trust Fund	86-6025734 / 001	Green	Green	NA	8,951	10,674	5,667	No	6/30/2027
Electrical Workers Local 26 Pension Trust Fund	52-6117919 / 001	Green	Green	NA	7,243	6,702	3,411	No	5/31/2027
U.A. Local No. 393 Pension Plan	94-6359772 / 001	Green	Green	NA	12,079	8,903	9,443	No	6/30/2027
U.A. Local No. 467 Defined Benefit Plan	94-2353807 / 001	Green	Green	NA	2,021	2,302	2,900	No	6/30/2027
Northern CA Pipe Trades Pension Plan	94-3190386 / 001	Green	Green	NA	2,895	2,895	2,830	No	6/30/2027
Pipe Trades Services of MN Pension Plan	41-6131800 / 001	Green	Green	NA	5,434	2,805	2,821	No	4/30/2027 to 4/30/2028
Sheet Metal Workers Pension Plan of Northern CA	51-6115939 / 001	Red	Red	Implemented	10,694	9,603	10,725	No	6/28/2026
Southern CA Pipe Trades Retirement Fund	51-6108443 / 001	Green	Green	NA	5,279	4,855	2,203	No	8/31/2026
National Electrical Benefit Fund	53-0181657 / 001	Green	Green	NA	3,000	2,523	2,173	No	5/23/2026 to 5/31/2027
Sheet Metal Workers National Pension Fund	52-6112463 / 001	Green	Green	NA	5,072	4,570	3,691	No	6/28/2026 to 6/30/2029
United Association National Pension Fund	52-6152779 / 001	Green	Green	NA	3,606	2,963	2,297	No	8/31/2026 to 12/31/2030
All Other Plans					5,214	3,616	4,066
					$75,603	$67,239	$54,794
(1)Pension Protection Act of 2006 Status ("PPA").
(2)PPA Zone Status represents the most recent available information for the respective Pension Fund, which may be from 2024 or earlier for the 2025 year and from 2023 or earlier for the 2024 year.
(3)Funding Improvement Plan ("FIP") or Rehabilitation Plan ("RP") implemented.
The Company’s contributions to the following plans were five percent or more of the total contributions for the periods indicated based on the Forms 5500 for these plans for the years ended December 31, 2024 and 2023. Forms 5500 were not yet available for the year ended December 31, 2025.

Pension Fund	Contributions to the plan exceeded more than 5% of total contributions (as of the plan's year-end)
Pipe Trades Services MN Pension Fund	2024
Sheet Metal Workers Pension Plan of Northern CA	2024 and 2023
Electrical Workers Local No. 26 Pension Trust Fund	2024
Arizona Pipe Trades Pension Plan	2024 and 2023
U.A. Local No. 467 Defined Benefit Plan	2024 and 2023
Northern CA Pipe Trades Pension Plan	2024
U.A. Local No. 393 Defined Benefit Pension Plan	2024 and 2023
Pension contributions for the year ended December 31, 2025 include immaterial amounts related to the IMD acquisition. There were no pension contributions for the year ended December 31, 2024 related to the businesses acquired during 2024.

Legence Corp.
Notes to Consolidated Financial Statements
Pension contributions for the year ended December 31, 2023 include $4.6 million related to businesses acquired during 2023, primarily A.O. Reed. In the event of the termination of a multiemployer plan or a withdrawal from a multiemployer pension plan, the Company could incur material liabilities under applicable law.
Union Benefits: Additionally, the Company is required to make contributions to various unions for health, welfare, retirement and other benefits on behalf of employees covered by collective bargaining agreements. Contributions were $139.7 million, $103.9 million and $110.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Union benefit contributions for the year ended December 31, 2025 include immaterial amounts related to the IMD acquisition. There were no union benefit contributions for the year ended December 31, 2024 related to businesses acquired during 2024. Union benefit contributions for the year ended December 31, 2023 include $7.4 million related to businesses acquired during 2023, primarily A.O. Reed.
Total pension and union benefit contributions correspond to the number of union employees employed, and the amount may vary depending on the number and location of ongoing projects at a given time and the need for union resources related to those projects.
Defined Contribution Plans: The Company also offers a 401(k) defined contribution plan covering all employees meeting specified eligibility requirements who are not subject to a collective bargaining agreement. While the plan also allows for profit sharing, the Company has not used that feature. Employees can defer certain components of compensation, up to statutory limits, and the Company matches up to 4% of employees' compensation. The Company may make additional discretionary contributions. Contributions to the plans for non-union employees were $11.8 million, $9.6 million and $7.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 18 - Income Taxes
Loss before income tax for the years ended December 31, 2025, 2024, and 2023 consisted entirely of loss from domestic operations of $55.1 million, $23.1 million and $53.9 million, respectively.
The income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current tax expense (benefit):
Federal	$(499)	$11,842	$1,939
State	7,373	6,383	3,479
Total current tax expense	6,874	18,225	5,418

Deferred tax expense (benefit):
Federal	10,955	(5,608)	(7,299)
State	4,332	(8,096)	(6,037)
Total deferred tax expense (benefit)	15,287	(13,704)	(13,336)
Income tax expense (benefit)	$22,161	$4,521	$(7,918)
During the tax year 2025, cash paid for income taxes, net of refunds consisted of the following:

Legence Corp.
Notes to Consolidated Financial Statements

Year Ended December 31, 2025
Federal	$9,605
California	1,228
Pennsylvania	942
Other States	4,667
Foreign	—
Total	$16,442
The following table represents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate for the year ended December 31, 2025:

	Year Ended December 31, 2025
Income tax at the statutory federal rate	$(11,580)	21.0%
State and local income taxes
Current and Deferred State Tax Provision	6,910	(12.5)%
State Tax Rate & Apportionment Changes	3,079	(5.6)%
Tax Credits	(969)	1.8%
Changes in Valuation Allowances	1,725	(3.1)%
Nontaxable or nondeductible items
Section 179D deduction	(1,596)	2.9%
Series A Profits Interests	6,432	(11.7)%
Indemnification Expense	2,117	(3.8)%
TRA Expense Adjustment	612	(1.1)%
Non-Controlling Interest	14,381	(26.1)%
Goodwill Impairment	5,243	(9.5)%
Other nontaxable or nondeductible items	646	(1.2)%
Changes in unrecognized tax benefits	(3,589)	6.5%
Other	(1,250)	2.2%
Effective tax rate	$22,161	(40.2)%

Legence Corp.
Notes to Consolidated Financial Statements
The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective tax rate for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Income tax at the statutory federal income tax rate	21.0%	21.0%
Pass-through income not subject to income tax	(48.7)%	(15.5)%
State and local income taxes	(7.7)%	4.9%
Non-corporate pass-through earnings	(6.2)%	(1.1)%
Nondeductible transaction costs	—%	(3.7)%
Nondeductible earnout expenses	—%	(17.3)%
Section 179D deduction	4.1%	9.4%
Intercompany interest transfer	6.8%	3.0%
Stock compensation	(1.9)%	—%
R&D credit	3.8%	1.6%
Rate change	30.1%	(1.6)%
Return to provision adjustments	(1.8)%	8.2%
Goodwill impairment	(16.2)%	—%
Deferred tax adjustments	(0.3)%	7.1%
Other	(2.6)%	(1.5)%
Effective tax rate	(19.6)%	14.5%
For the tax year ended December 31, 2025, the state and local jurisdiction that makes up the majority (greater than 50 percent) of the effect of the state and local income tax category is California.

Legence Corp.
Notes to Consolidated Financial Statements
Significant components of the Company's net deferred tax liability as reflected in the Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2025	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$11,161	$1,417	$2,314
Research and development credit carryforwards	—	—	316
Amortization	1,084	12,917	11,430
Accrued expenses	1,363	951	737
Outside basis difference in partnerships	169,244	—	—
Tax receivable agreement liability	25,431	—	—
Interest carryforwards	5,669	—	—
Operating lease liabilities	5,410	5,667	6,368
Other	1,035	924	1,889
Total deferred tax assets	220,397	21,876	23,054
Less: Valuation allowance	(181,533)	(129)	—
Net deferred tax assets	$38,864	$21,747	$23,054

Deferred tax liabilities:
Outside basis difference in partnerships	(22,799)	(20,875)	(26,485)
Intangible assets	(26,187)	(28,734)	(36,974)
Operating lease right-of-use-assets	(4,759)	(5,133)	(5,818)
Property and equipment depreciation	(2,064)	(1,967)	(2,423)
Other	(55)	—	(26)
Total deferred tax liabilities	(55,864)	(56,709)	(71,726)
Net deferred tax liabilities	$(17,000)	$(34,962)	$(48,672)
The Company acquired additional tax attributes from prior acquisitions. As of December 31, 2025, the Company had 163(j) interest carryforward of $23.3 million, Federal net operating loss of $34.2 million and State net operating loss of $62.0 million. The Federal net operating losses can be carried forward indefinitely. Many of the jurisdictions in which the Company has State net operating losses have an indefinite carryforward period; however, $2.4 million of State net operating losses could begin to expire as early as 2037 if not utilized.
Deferred income tax assets and liabilities are computed for differences between the financial statement and tax basis of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount that is more likely than not to be realized. The Company regularly evaluates valuation allowances for deferred tax assets for which future realization is uncertain, including in connection with changes in tax laws. As of December 31, 2025, the Company has a valuation allowance of $181.5 million. Of the total valuation allowance established, $169.2 million was recorded against the deferred tax asset related to the Company’s investment in Legence Holdings based on the difference between the financial statement amount of its investment and the tax basis (outside basis difference). The remainder of the valuation allowance established relates to the deferred tax assets on the tax receivable liability agreement and the state net operating loss carryforwards.
Pursuant to Section 382 of the Internal Revenue Code, utilization of Federal net operating loss carryforwards are subject to annual limitations due to the ownership changes of prior acquisitions. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Based on performing Section 382 studies for prior acquisitions, the Company does not expect any permanent expiration of net operating losses.

Legence Corp.
Notes to Consolidated Financial Statements
The Company recognizes gross unrecognized tax benefits in Other long-term liabilities on the Consolidated Balance Sheets, all of which would affect the effective income tax rate if recognized in future periods. The following table presents changes in the unrecognized tax benefits (in thousands):

	December 31,
	2025	2024	2023
Unrecognized tax benefits at the beginning of period	$10,358	$2,677	$2,677
Increases based on tax positions related to the current period	—	—	—
Increases based on tax positions related to prior periods	—	7,681	—
Decreases based on tax positions related to prior periods	(2,453)	—	—
Decreases related to cash settlements with taxing authorities	—	—	—
Unrecognized tax benefits at the end of period	$7,905	$10,358	$2,677
During the year ended December 31, 2025, the Company's unrecognized tax benefits decreased by $2.5 million due to a write off of a prior position as a result of statute of limitation expiration in 2025. During the year ended December 31, 2024, the Company’s unrecognized tax benefits increased by $7.7 million due to the AMA acquisition, which included consolidated VIEs. The Company anticipates that the unrecognized tax benefits could decrease by as much as approximately $2.2 million over the next 12 months.
The Company recognizes a liability for interest and penalties related to the unrecognized tax benefits. As of December 31, 2025 and 2024, the liability for interest and penalties was $3.1 million and $4.3 million, respectively, and is included in Other long-term liabilities on the Consolidated Balance Sheets. Of these amounts, $2.7 million and $4.1 million, respectively, relate to consolidated VIEs. The Company's policy is to classify interest and penalties as income tax expense.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. The Company remains subject to income tax examinations for its U.S. federal income taxes for tax years ending December 31, 2022 through 2025. Starting in 2021, the Company has utilized historical pre-acquisition tax losses (2009 through 2021) related to a prior acquisition, which could be subject to review by the IRS upon examination. The open years subject to examination for state tax purposes vary by jurisdiction but generally the Company is no longer subject to examinations for tax years ending on or before December 31, 2021.
Note 19 - Segment Information
Legence reports its results under two reportable segments: 1) Engineering & Consulting, and 2) Installation & Maintenance. Segments are presented according to the nature of the business activities, and reflect the Company’s consideration of financial information provided to the chief executive officer, who is the Chief Operating Decision Maker ("CODM"). The CODM primarily uses gross profit to assess performance and allocate resources, including decisions such as the annual budget review and approval, allocation of resources to hire additional key personnel, entering new markets and development of new technologies, evaluating executive performance, and determining performance-related bonus plans in each segment.
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
All intercompany transactions are eliminated in the Company's Consolidated Statements of Operations.

Legence Corp.
Notes to Consolidated Financial Statements
The following table presents relevant segment information (in thousands):

	Year Ended December 31,
	2025	2024	2023
Revenue:
Engineering & Consulting	$726,293	$601,602	$426,246
Installation & Maintenance	1,824,198	1,497,000	1,188,816
Revenue	$2,550,491	$2,098,602	$1,615,062
Cost of revenue:
Engineering & Consulting	$487,424	$396,517	$278,354
Installation & Maintenance	$1,527,142	$1,271,318	$1,021,562
Gross profit:
Engineering & Consulting	$238,869	$205,085	$147,892
Installation & Maintenance	297,056	225,682	167,254
Gross profit	$535,925	$430,767	$315,146
The following table presents the reconciliation from Gross profit to Loss before income tax (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross profit	$535,925	$430,767	$315,146
Selling, general and administrative	342,627	242,888	186,058
Depreciation and amortization	100,365	97,153	80,241
Acquisition-related costs	5,739	5,634	3,794
Changes in the fair value of contingent consideration liabilities	—	—	31,071
Gain on sale of property and equipment	(326)	—	—
Goodwill impairment	24,966	17,804	5,051
Long-lived asset impairment	2,415	—	—
Equity in earnings of joint venture	(1,443)	(3,063)	(1,329)
Interest expense, net of capitalized interest	101,778	91,609	68,196
Interest income	(4,488)	(5,464)	(4,249)
Loss on debt extinguishment	6,651	—	—
Credit agreement amendment fees	6,302	7,801	—
Other (income) expense, net	6,481	(473)	257
Loss before income tax	$(55,142)	$(23,122)	$(53,944)
Separate measures of Legence's assets, including capital expenditures, are not produced or utilized by management to evaluate segment performance. All operations are located in the United States, the Company’s country of domicile.
Note 20 - Related Party Transactions
The Company's related party transactions include transactions with certain entities associated with the Company and BX Aggregators.
As discussed in “Note 6—Variable Interest Entities and Equity Method Investments”, the Company had related party revenue from certain unconsolidated joint ventures.

Legence Corp.
Notes to Consolidated Financial Statements
As discussed in "Note 4—Acquisitions" and "Note 10—Fair Value Measurements", in connection with certain business acquisitions, a portion of the contingent consideration was transferred to certain sellers who became members of management of the Company.
As discussed in “Note 8—Leases”, the Company has various lease agreements with entities owned by members of its management team and/or Parent interests holders.
As discussed in “Note 9—Debt”, a portion of the Company's term loan is held by entities associated with the Company and BX Aggregators. As discussed in “Note 9—Debt”, the Company issued certain related party promissory notes in connection with certain acquisitions.
As discussed in “Note 16—Tax Receivable Agreement”, the Company entered into the TRA with TRA Members, which are related parties.
Note 21 - Commitments and Contingencies
Legal Proceedings
The Company is involved in various claims and legal proceedings incidental to its normal business activities. When a potential loss from a proceeding or claim is considered probable and the amount can be reasonably estimated or a range of loss can be determined, a loss contingency is recorded. The Company also provides disclosure when it is reasonably possible that a material loss will be incurred. Although the outcome of such claims and proceedings cannot be predicted with certainty, the Company vigorously defends its position in all such matters. During the year ended December 31, 2023, the Company reached a $3.1 million settlement agreement, inclusive of administrative, legal and other fees, for a class action suit related to certain employee matters. Upon court approval and other required administration activities, the settlement payment was made in March 2024. The Company is not aware of any known contingencies, claims or lawsuits that will have a material effect on its financial position, results of operations or cash flows other than those described herein.
Insurance
The Company carries various insurance policies to address identified risks of loss including cyber, general liability, worker’s compensation, automobile liability and professional liability risks. A liability for known and expected but not yet reported claims of $2.6 million, as of both December 31, 2025 and 2024, is reflected in Accrued and other current liabilities in the Consolidated Balance Sheets. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated by management.
The Company is self-insured for its medical coverage. The Company is responsible for the first $0.3 million of claims for each participant enrolled in the medical coverage plan. Any claims exceeding $0.3 million are covered through a stop-loss insurance plan. A liability for expected but not yet reported claims in the amount of $3.2 million and $1.3 million is reflected in Accrued compensation and benefits in the Consolidated Balance Sheets as of December 31, 2025 and 2024, respectively.
Surety
As a requirement under certain contracts, various Legence subsidiaries procure performance and payment bonds through surety underwriters. As a condition for having surety companies write bonds on Legence subsidiary’s behalf, Legence enters into indemnification agreements with the surety companies. Total outstanding bonds were approximately $561.5 million and $384.2 million as of December 31, 2025 and 2024, respectively.
Customer Guarantees
As part of its normal course of business, the Company offers guaranteed energy savings to customers under certain contracts. As of December 31, 2025 and 2024, total guarantees were $307.4 million and $308.2 million, respectively.

Legence Corp.
Notes to Consolidated Financial Statements
Historically, the Company has not incurred material losses in connection with these guarantees. Further, management is not aware of any changes in the ability of the Company to meet these guarantees and does not expect to incur significant losses related to these guarantees in the foreseeable future.
Letters of Credit
As discussed in “Note 9—Debt,” the standby letters of credit are secured through the revolving line of credit. As of December 31, 2025 and 2024, Legence Holdings had $5.7 million and $5.2 million, respectively, in standby letters of credit primarily related to the deductibles of insurance policies.
Note 22 - Other Financial Information
Accounts receivable, net consists of the following (in thousands):

	December 31,
	2025	2024
Contracts receivable, net	$569,812	$441,109
Accounts receivable—other	14,248	7,501
Accounts receivable, net	$584,060	$448,610
Prepaid expenses and other current assets consists of the following (in thousands):

	December 31,
	2025	2024
Interest rate swaps	$42	$5,861
Prepaid expenses	22,597	18,909
Inventories	11,303	10,247
Deferred contract costs	2,237	3,489
Prepaid expenses and other current assets	$36,179	$38,506
Consolidated Statements of Cash Flows Information
Additional cash flow information was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for interest and taxes
Interest paid, net of interest rate swaps(a)	$96,884	$85,662	$61,794
Income taxes paid, net of refunds	$16,442	$17,496	$10,160
Non-cash investing activities
Property and equipment additions included in Accounts payable	$4,906	$429	$579
Non-cash financing activities
Parent issuance of Parent interests for contingent consideration - related parties	$—	$—	$9,325
Deferred offering costs included in Accounts payable	$60	$3,488	$—
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	$30,510	$—	$—
Contribution from Legence Parent II for Series A Interests	$17,805	$—	$—
TRA liability - secondary offering exchanges	$58,060	$—	$—

Legence Corp.
Notes to Consolidated Financial Statements

Deferred tax asset, net of valuation allowance, recognized in connection with TRA liability - secondary offering exchanges	$4,552	$—	$—
Non-cash financing activities related to IPO and Corporate Reorganization
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	$36,358	$—	$—
TRA liability recognized	$146,474	$—	$—
Deferred tax asset, net of valuation allowance, recognized in connection with TRA liability	$28,697	$—	$—
(a)The Company classifies the cash flows resulting from its interest rate swaps in Cash provided by operating activities on the Consolidated Statements of Cash Flows consistent with the interest that is hedged. Refer to “Note 11—Derivatives” for additional information on the Company's interest rate swaps.
Refer to “Note 4—Acquisitions” for disclosure of non-cash financing of acquisitions through issuance of Parent interests and promissory notes.
Refer to “Note 8—Leases” for supplemental disclosures of non-cash lease related information.
Note 23 - Subsequent Events
Refer to “Note 4—Acquisitions” for subsequent acquisition. Refer to “Note 9—Debt” for subsequent amendment to the credit agreement. Refer to “Note 11—Derivatives” for subsequent interest rate swap agreement. Refer to “Note 12—Stockholders' Equity / Member's Equity” for subsequent exercise of underwriters option and subsequent adoption of the 2026 ESPP by the Board.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report were prepared in accordance with U.S. GAAP, our management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we did not (i) design and implement effective GTICs for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements and which provide appropriate segregation of duties to adequately restrict general user and privileged access to financial information systems to appropriate Company personnel or (ii) fully maintain certain components of the COSO framework, including elements of information and communication and control activities. As a result, we have observed at a few business units a lack of evidence of sufficient journal entry review as well as conflicts whereby personnel have the ability to both prepare and post journal entries to the general ledger. The Company’s business process controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected. We determined that these material weaknesses remained unremediated as of December 31, 2025.
Remediation Plan for the Material Weaknesses
In response to the material weaknesses described above, our management, with the oversight of the Audit Committee, is in the process of developing and implementing a remediation plan. Specifically, during the fourth quarter of 2025, we implemented a more robust internal control IT framework that includes bolstered enterprise-wide access request protocols. We have also made personnel changes and are rolling out bolstered processes at multiple business units to document and verify the journal entry review process and remove existing conflicts. To support those efforts, we have engaged a third-party firm to assist with the documentation of our processes and internal controls and to identify additional control owner training gaps that should be addressed in support of the implementation of effective GITCs and other controls. Such training includes best practices on how to sufficiently document and evidence the operation of such GITCs and adequate journal entry review processes. We have also hired a Chief Information Officer with extensive knowledge in enterprise-wide technology strategy and integration who will further assist in the supervision of the remediation of the GITC deficiencies. We will continue to dedicate significant efforts and resources to ensure reporting requirements are met and proper segregation of duties are maintained to address the material weaknesses identified above.
The material weaknesses will be considered remediated when our management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective. Our management will monitor the effectiveness of its remediation plans and will make changes it determines to be appropriate. We have not incurred any material costs to date and do not expect to incur any material costs in connection with the remediation of the material weaknesses in the future, based on our current remediation plan. We cannot assure you that the measures that we have taken, and that will be taken will remedy the material weaknesses or will be sufficient to prevent future material weaknesses from occurring. We also cannot assure you that we have identified all of our existing material weaknesses.
If we are unable to remediate our existing material weaknesses or identify additional material weaknesses and are unable to comply with the requirements of Section 404 of SOX in a timely manner or attest, starting with the filing of our Annual Report on Form 10-K for the year ended December 31, 2026, that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, starting with the filing our Annual Report on Form 10-K for the year ended December 31, 2026, our business processes controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected. In such cases, we also could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our internal control system is supported by written policies and procedures and contains self-monitoring mechanisms. Appropriate actions are taken by management to correct deficiencies as they are identified.
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the identification of the material weaknesses described above, there was no change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management’s Annual Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
Trading Plans
During the quarter ended December 31, 2025, none of our directors or "officers" (as such term is defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement" (as each term is defined in Item 408(a) of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth the names, ages and titles of our directors and executive officers:

Name	Age	Position
Jeffrey Sprau	61	Chief Executive Officer and Director
Stephen Butz	54	Chief Financial Officer
Gregory Barnes	46	Chief People and Technology Officer
Bryce Seki	49	General Counsel and Secretary
Stephen Hansen	57	Chief Operating Officer
Justin Schwartz	46	Chief Strategy Officer
Terrence Keenen	65	Director and Chairman
David Coghlan	66	Director
Christie Kelly	64	Director
Bilal Khan	45	Director
Robert Mitchell Nimocks	36	Director
Jeffrey Sprau is our Chief Executive Officer and a director. Mr. Sprau has served as our Chief Executive Officer since January 2025, as a director on the Board since August 2025 and as the Chief Executive Officer of Legence Parent since October 2020, when he was also appointed to Legence Parent’s Board of Managers. Prior to the formation of Legence Parent, since April 2019, Mr. Sprau served as the Chief Executive Officer of Therma Holdings LLC, the predecessor to Legence Parent. Prior to joining Therma Holdings LLC, Mr. Sprau served as the President of BrandSafway from July 2017 to October 2018, in various roles at Safway Group, including as President of the U.S. Division and President of the East Division, from January 2011 to June 2017 and before that in various roles at Johnson Controls International plc (NYSE: JCI), including General Manager of the company’s Wisconsin operations. Mr. Sprau began his career as a marketing engineer with Trane Technologies plc (NYSE: TT). Mr. Sprau has a Bachelor of Science in Industrial Engineering from Iowa State University and a Master of Business Administration from Mercer University’s Stetson-Hatcher School of Business. Because of his technical and commercial acumen, along with his experience leading large and high performing service operations, we believe Mr. Sprau is well qualified to serve on the Board.
Stephen Butz is our Chief Financial Officer. Mr. Butz has served as our Chief Financial Officer since January 2025, and as the Chief Financial Officer of Legence Parent since November 2021. Prior to joining Legence Parent, Mr. Butz served as the Executive Vice President and Chief Financial Officer of Noble Corp. (NYSE: NE) from December 2019 to March 2020. Prior to joining Noble Corp., Mr. Butz held roles across the offshore drilling industry, including as the Executive Vice President and Chief Financial Officer of Rowan Companies plc and Hercules Offshore, Inc. Mr. Butz began his career as a banking officer at First Interstate Bank in Houston, Texas. Mr. Butz has a Bachelor of Business Administration in Finance from the McCombs School of Business at the University of Texas at Austin.
Gregory Barnes is our Chief People and Technology Officer. Mr. Barnes has served as our Chief People and Technology Officer since August 2025. He previously served as our Chief Human Resources Officer since January 2025 and as the Chief Human Resources Officer of Legence Parent since July 2021. Prior to joining Legence Parent, Mr. Barnes served as Chief Human Resources Officer of Apache Industrial Services from January 2019 to July 2021, in various roles at BlueLine Rental, including Vice President of Human Resources, from June 2015 to December 2018 and in various roles at General Electric Co. (NYSE: GE) from May 2009 to May 2015. Mr. Barnes has a Bachelor of Science in Chemical Engineering from the University of Houston and a Master of Business Administration from the Goizueta Business School at Emory University.
Bryce Seki is our General Counsel and Secretary. Mr. Seki has served as our General Counsel and Secretary since January 2025 and as the General Counsel of Legence Parent since October 2021. Prior to joining Legence Parent, Mr. Seki served in various roles at Pioneer Energy Services, including General Counsel and Vice President—Associate General Counsel, from May 2011 to October 2021. Prior to these roles, Mr. Seki was an attorney at Fulbright & Jaworski L.L.P. (now Norton Rose Fulbright US LLP) in San Antonio, Texas. Mr. Seki has a Bachelor of Arts from the University of Notre Dame and a Doctor of Jurisprudence from Notre Dame Law School.
Stephen Hansen is our Chief Operating Officer. Mr. Hansen has served as our Chief Operating Officer since January 2025 and as the Chief Operating Officer of Legence Parent since July 2021. Prior to the formation of Legence Parent, since April 2019, Mr. Hansen served as the President of Therma Holdings LLC, the predecessor to Legence Parent. Mr. Hansen’s work with Therma Holdings LLC and its affiliates spans more than 22 years, during which, in addition to serving as President, he served in various leadership roles which have included General Foreman, Labor Superintendent, Project Manager, Operations Manager, and Executive Vice President. Additionally, Mr. Hansen is a member of the Mechanical Contractors Association board and the Silicon Valley Pipe Trades board. Mr. Hansen brings 35 years of mission-critical industry experience to his current Chief Operating Officer role. Early in his career Mr. Hansen completed two apprenticeships: one in sheet metal and the other as an HVAC service technician.
Justin Schwartz is our Chief Strategy Officer. Mr. Schwartz has served as our Chief Strategy Officer since September 2025. Prior to that, he served as our Chief Development Officer since January 2025 and as the Chief Development Officer of Legence Parent since November 2021. Prior to that, he served as President of Kepler Energy / P3 Energy from 2019 to 2021. From 2008 to 2018, he served in various roles at Sithe Global Power, LLC, which culminated with his service as the Senior Vice President, Development. Before that, he worked as an Infrastructure Finance Specialist at World Bank Group from 2005 to 2008. From 2003 to 2004, he was a Political Affairs Officer at the U.S. Department of State. Additionally, he worked as an Associate at Fulcrum Global Partners from 2002 to 2003, and at the U.S. Department of State’s U.S. Mission to the United Nations in 2001. Mr. Schwartz has a Bachelor of Arts in Political Science and Art History from the University of Michigan and a Master of International Affairs in Development Economics from Columbia University.
Terrence Keenen serves as a director of Legence, a position which he has held since September 2025. Mr. Keenen is currently the Chief Executive Officer at Titan Partners. Prior to joining Titan Partners in December 2017, he served in various roles at Climatec, Honeywell (Nasdaq: HON) and Procter & Gamble (NYSE: PG). Mr. Keenen serves as the board chair of Trystar and previously served as a board member of Fidelity Building Services Group. Mr. Keenen has a Bachelor of Arts in Finance from the California State University, Fullerton. Because of his expertise in the infrastructure and construction industries, we believe Mr. Keenen is well qualified to serve on the Board.
David Coghlan serves as a director of Legence, a position which he has held since December 2025. Mr. Coghlan has served as a board member of Justrite Safety Group, a global leader in industrial safety solutions, since September 2021, and currently serves on other private company boards based out of New Jersey and Michigan. Mr. Coghlan previously served as Senior Managing Director of Madison Industries from April 2014 to April 2021, where he also chaired various privately held companies between 2015 and 2021. Before that, Mr. Coghlan previously served as Watts Water Technologies, Inc.’s (NYSE: WTS) Chief Executive Officer and President from January 2011 to February 2014, Chief Operating Officer from January 2010 to January 2011 and President of North America and Asia from June 2008 to January 2010. Prior to that, Mr. Coghlan served as Vice President of Global Parts for Trane Inc. from April 2004 to May 2008. Mr. Coghlan also held several management positions in the United States and internationally within the Climate Control Technologies segment of Ingersoll-Rand Company Limited from 1995 to December 2003. Before joining Ingersoll-Rand Company Limited, Mr. Coghlan worked for several years with the management consulting firm of McKinsey & Co. in both the United Kingdom and the United States. Mr. Coghlan has a Bachelor of Commerce in Finance from the University College Dublin and a graduate degree in Marketing from the Marketing Institute of Ireland. Because of his extensive global experience in executive and non-executive advisory roles, with a focus on corporate strategy development and execution, talent development, organic and inorganic growth and operational excellence, we believe Mr. Coghlan is well qualified to serve on the Board.
Christie Kelly serves as a director of Legence, a position which she has held since September 2025. Ms. Kelly most recently served as the Executive Vice President, Chief Financial Officer and Treasurer of Realty Income Corporation (NYSE: O) from January 2021 to December 2023. Prior to joining Realty Income Corporation, she served as Executive Vice President and Global Chief Financial Officer of Jones Lang LaSalle Incorporated (NYSE: JLL) from July 2013 to September 2018 and as the Executive Vice President and Chief Financial Officer of Duke Realty Corporation (NYSE: DRE) from 2009 to June 2013. Prior to that, Ms. Kelly was a Senior Vice President of Global Real Estate at Lehman Brothers from 2007 to 2009 and held various finance and operational financial management roles at General Electric from 1983 to 2007. Ms. Kelly has served as a director of Park Hotels & Resorts Inc. (NYSE: PK) since December 2016 and currently serves as chair of its audit committee and as a member of its compensation committee. In addition, since May 2013, Ms. Kelly has served on the board of directors of Kite Realty Group Trust (NYSE: KRG), and currently serves on its audit committee and corporate governance and nominating committee. Ms. Kelly also serves on the board of Iron Mountain Incorporated (NYSE: IRM) where she serves on the audit committee and finance committee. Ms. Kelly also serves on the board of Gilbane Inc., a private global development company, and previously served on the board of Realty Income Corporation from November 2019 until January 2021. Ms. Kelly has a Bachelor of Arts in Economics from Bucknell University and serves as Co-Chairman of the real estate board. Because of her extensive experience and expertise as a leader in the real estate industry, specializing in financial management, mergers and acquisitions and capital markets transactions, as well as her significant public company directorship experience, we believe Ms. Kelly is well qualified to serve on the Board.

Bilal Khan serves as a director of Legence, a position which he has held since January 2025, and is a Senior Managing Director in the Private Equity Group at Blackstone (NYSE: BX). Since joining Blackstone in November 2009, Mr. Khan has been involved in the execution of several Blackstone energy transition investments. Before joining Blackstone, Mr. Khan was an Associate at GTCR Golder Rauner from July 2005 to June 2007, where he was involved with the analysis and execution of private equity investments in a wide range of industries. Prior to that, Mr. Khan worked in the Mergers and Acquisitions department at Lazard Frères (NYSE: LAZ) focused on Power & Utilities clients from June 2003 to May 2005. Mr. Khan serves as a Director of Array Technologies, Inc. (Nasdaq: ARRY), Fisterra Energy, Transmission Developers, Aypa Power, Xpansiv, Irth Solutions, Energy Exemplar, Trystar, Lancium and Potomac Energy. Mr. Khan has a Bachelor of Science in Applied Economics from Cornell University, where he graduated magna cum laude. He also received a Master of Business Administration from the Wharton School of the University of Pennsylvania and a Master of Arts in International Studies from the University of Pennsylvania. Because of Mr. Khan’s broad knowledge of the infrastructure and energy industries and many years of experience investing in this sector, we believe Mr. Khan is well qualified to serve on the Board.
Robert Mitchell Nimocks serves as a director of Legence, a position which he has held since January 2025, and is a Managing Director in the Private Equity Group at Blackstone (NYSE: BX), where he focuses on investments in the energy and energy transition sectors. Since joining Blackstone in June 2019, Mr. Nimocks has been involved with the firm’s investments in Blue Sky Infrastructure, Cliff Swallow, Geosyntec, Legence, Olympus and Westwood. Prior to joining Blackstone, Mr. Nimocks was a Vice President at Riverstone, an energy-focused private equity firm, from June 2017 to April 2019 and an Associate from July 2013 to July 2015. Prior to Riverstone, he was an analyst at Credit Suisse in the Global Energy Group from July 2011 to June 2013. Mr. Nimocks has a Bachelor of Science in Computer Engineering, cum laude, from Tufts University and a Master of Business Administration from Harvard Business School. Because of his experience in the infrastructure and energy industries, we believe Mr. Nimocks is well qualified to serve on the Board.
Board of Directors
We currently have six directors. The Board has determined that David Coghlan, Terrence Keenen, Christie Kelly, Bilal Khan and Robert Mitchell Nimocks are independent under the Nasdaq listing standards.
Our amended and restated certificate of incorporation provides that the Board be divided into three classes of directors, with the directors serving three-year terms. The Board is divided among the three classes as follows:
•Our class I directors are David Coghlan and Bilal Khan, and their term will expire at the first annual meeting of stockholders following our IPO;
•Our class II directors are Christie Kelly and Robert Mitchell Nimocks, and their term will expire at the second annual meeting of stockholders following our IPO; and
•Our class III directors are Terrence Keenen and Jeffrey Sprau, and their term will expire at the third annual meeting of stockholders following our IPO.
In addition, our amended and restated certificate of incorporation provides Blackstone with the right to designate or nominate a majority of the members of the Board so long as it and its affiliates collectively beneficially own at least 50% of the voting power of our capital stock entitled to vote generally in the election of directors. When Blackstone and its affiliates collectively beneficially own less than 50% but at least 20% of the voting power of our capital stock entitled to vote generally in the election of directors, they will have the right to generally designate or nominate a proportional number of directors to the Board. When Blackstone and its affiliates collectively beneficially own less than 20% but at least 5% of the voting power of our capital stock entitled to vote generally in the election of directors, they will have the right to designate or nominate one director to the Board. For purposes of this paragraph, the term “Blackstone” means Blackstone Inc., together with its affiliates, subsidiaries, successors and assigns (including, without limitation, Blackstone Group Management L.L.C., but excluding Legence and its subsidiaries).
In evaluating director candidate’s qualifications, we assess whether a candidate possesses the integrity, judgment, knowledge, experience, skills and expertise that are likely to enhance our ability to manage and direct our affairs and business, including the ability of the Board’s committees. Our directors hold office until the earlier of their death, resignation, retirement, disqualification or removal or until their successors have been duly elected and qualified.
Status as a Controlled Company
Because Blackstone owns over a majority of our outstanding Common Stock, we are a controlled company under the Nasdaq corporate governance standards. A controlled company need not comply with the applicable corporate governance rules that its board of directors have a majority of independent directors and independent compensation and nominating and governance committees. Notwithstanding our status as a controlled company, we will remain subject to the applicable corporate governance standard that requires us to have an audit committee composed entirely of independent directors. As a result, the Audit Committee must have at least three independent directors within one year of the listing date.
While these exemptions apply to us as long as we remain a controlled company, the Board nonetheless consists of a majority of independent directors within the meaning of the Nasdaq listing standards currently in effect, and we have independent Compensation and Nominating and Corporate Governance Committees.
Committees of the Board
We have an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee of the Board, and we may have such other committees as the Board shall determine from time to time. Each of the standing committees of the Board has the composition and responsibilities described below.
Audit Committee
The Audit Committee consists of David Coghlan and Christie Kelly, and Christie Kelly serves as the chair. As required by the rules of the SEC and listing standards of the Nasdaq, the Audit Committee consists solely of independent directors, subject to the phase-in exceptions. Those rules permit us to have an Audit Committee that has one independent member at the date our Class A Common Stock is first listed on the Nasdaq, a majority of independent members within 90 days thereafter and all independent members within one year thereafter. The SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert,” which is defined as a person whose experience yields the attributes outlined in such rules. Christie Kelly satisfies this requirement.
This committee oversees, reviews, acts on and reports on various auditing and accounting matters to the Board, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to them, their performance and our accounting practices. In addition, the Audit Committee oversees our compliance programs relating to legal and regulatory requirements. We have adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and applicable stock exchange or market standards, including SOX.
Compensation Committee
Our compensation committee (the “Compensation Committee”) consists of David Coghlan, Terrence Keenen and Bilal Khan, and David Coghlan serves as the chairman. As required by the rules of the SEC and listing standards of the Nasdaq, the Compensation Committee consists solely of independent directors, subject to the phase-in exceptions.
This committee establishes salaries, incentives and other forms of compensation for officers and other employees. The Compensation Committee also administers our incentive compensation and benefit plans. We have adopted a compensation committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC, the Public Company Accounting Oversight Board and applicable Nasdaq standards.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee (the “Nominating and Corporate Governance Committee”) consists of Terrence Keenen, Christie Kelly, Bilal Khan and Robert Mitchell Nimocks, and Terrence Keenen serves as the chairman. As required by the rules of the SEC and listing standards of the Nasdaq, the Nominating and Corporate Governance Committee consists solely of independent directors, subject to the phase-in exceptions.
This committee identifies, evaluates and recommends qualified nominees to serve on the Board; develops and oversees our internal corporate governance processes and maintains a management succession plan. We have adopted a nominating and corporate governance committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and the listing standards of the Nasdaq.
Compensation Committee Interlocks and Insider Participation
None of our executive officers serve on the board of directors or compensation committee of another public company that has an executive officer that serves on our Board or Compensation Committee. No member of the Board is an executive officer of another public company in which one of our executive officers serves as a member of the board of directors or compensation committee of that company.
Code of Ethics
The Board has adopted a Code of Ethics applicable to our employees, directors and officers that complies with applicable U.S. federal securities laws and the corporate governance rules of the Nasdaq. Our Code of Ethics is available on our website (www.wearelegence.com) under “Investors” under the “Corporate Governance” tab. We will provide a copy of this document to any person, without charge, upon request by writing to us at Legence Corp., Investor Relations, 1601 Las Plumas Avenue, San Jose, California 95133.
We intend to satisfy the disclosure requirement under Item 406(c) of Regulation S‑K regarding an amendment to, or waiver from, a provision of our Code of Ethics by posting such information on our website at the address and the location specified above.
Corporate Governance Guidelines
The Board adopted corporate governance guidelines in accordance with the corporate governance rules of the Nasdaq.
Insider Trading Policy
The Board has adopted an Insider Trading Policy designed to inform, educate and create reasonable processes to prevent the Company and its directors, officers, employees and other specified persons from insider trading violations and the appearance of any related improper conduct. Additionally, we believe that our Insider Trading Policy further aligns our executives’ interests with those of our stockholders. The policy prohibits all directors, officers and employees of the Company and its subsidiaries from engaging in the trading of our securities on the basis of material nonpublic information, establishes regular blackout periods when directors, officers and other specified persons are prohibited from trading in our securities and requires legal compliance for any insider trading plans intended to rely on the affirmative defense against insider trading liability in accordance with Rule 10b5-1 under the Exchange Act. Our Insider Trading Policy generally prohibits our employees (including officers) and directors from engaging in any form of hedging transaction involving our securities. Our Insider Trading Policy addresses short sales and transactions involving publicly traded options and prohibits such individuals from holding our securities in margin accounts, from pledging our securities as collateral for loans and from placing standing or limit orders on our securities.
A copy of the Insider Trading Policy is filed as an exhibit to this Annual Report.
Item 11. Executive Compensation
The purpose of this compensation discussion and analysis section is to provide information about the material elements of compensation that are paid, awarded to, or earned by, our “named executive officers,” who consist of our executive officers, including our principal executive officer and principal financial officer. For fiscal year 2025, our named executive officers were:
•Jeffrey Sprau, Chief Executive Officer and Director;
•Stephen Butz, Chief Financial Officer;
•Steve Hansen, Chief Operating Officer;
•Justin Schwartz, Chief Strategy Officer; and
•Bryce Seki, General Counsel.
Compensation Philosophy and Objectives
Following the completion of the IPO, our Board and/or Compensation Committee, as applicable, review and approve the compensation of our named executive officers and oversee and administer our executive compensation programs and initiatives. As we gain more experience as a public company, the specific direction, emphasis and components of our executive compensation program continue to evolve.
We have strived to create an executive compensation program that balances short-term versus long-term payments and awards, cash payments versus equity awards and fixed versus contingent payments and awards in ways that we believe are most appropriate to motivate our named executive officers. Our executive compensation program is designed to:
•attract, retain and motivate talented and experienced executives in our industry who are capable of advancing our mission and strategy and, ultimately, creating and maintaining our long-term equity value. Such leaders must engage in a collaborative approach and possess the ability to execute our strategy in an industry characterized by competitiveness and a challenging business environment;
•reward executives whose knowledge, skills and performance are critical to our success;
•align the interests of our executive officers and stockholders by motivating executive officers to increase stockholder value and rewarding executive officers when stockholder value increases;
•ensure fairness among the executive management team by recognizing the contributions each executive makes to our success;

•foster a shared commitment among executives by aligning their individual goals with the goals of the executive management team and our company; and
•compensate our executives in a manner that incentivizes them to manage our business to meet our long-range objectives.
To achieve these objectives, our Compensation Committee implemented new compensation plans, which (i) tie a substantial portion of the executives’ overall compensation to the achievement of key strategic financial and operational goals, (ii) reward team accomplishments while promoting individual accountability that depend on Company results and individual accomplishments, and (iii) promote a long-term commitment to the Company by our executives and key employees, as we believe that there is great value to the Company in having a team of long-tenured, seasoned managers. A majority of total compensation is placed at risk through annual performance bonuses and long-term incentives. The combination of incentives is designed to balance annual operating objectives and Company earnings performance with longer-term stockholder value creation. Our executive compensation program seeks to promote a long-term commitment to the Company by our executives.
Compensation Committee Procedures
Our Compensation Committee meets outside the presence of all of our executive officers, including our named executive officers, to consider appropriate compensation for our Chief Executive Officer. For all other named executive officers, the Compensation Committee meets outside the presence of all executive officers except our Chief Executive Officer. Our Chief Executive Officer reviews annually each other named executive officer’s performance with the Compensation Committee and recommends appropriate base salary, cash performance awards and grants of long-term equity incentive awards for all other executive officers. Based upon the recommendations of our Chief Executive Officer and in consideration of the objectives described above and the principles described below, the Compensation Committee approves the annual compensation packages of our executive officers other than our Chief Executive Officer. Our Compensation Committee also annually analyzes our Chief Executive Officer’s performance and determine the Chief Executive Officer’s base salary, cash performance awards and grants of long-term equity incentive awards based on its assessment of the Chief Executive Officer’s performance with input from any consultants engaged by the Compensation Committee.
In order to ensure that we continue to remunerate our executives appropriately, the Compensation Committee has retained FW Cook as its independent compensation consultant. FW Cook assists the Compensation Committee by providing comparative market data on compensation practices and programs based on an analysis of peer competitors and by providing guidance on industry best practices. The Compensation Committee retains the right to modify or terminate its relationship with FW Cook or select other outside advisors to assist the Compensation Committee in carrying out its responsibilities.
Risk Assessment
The Company’s compensation programs and policies mitigate risk by combining performance-based, long-term compensation elements with payouts that are highly correlated to the value delivered to stockholders. The combination of performance measures for annual bonuses and the equity compensation programs, as well as the multiyear vesting schedules for equity awards, encourages employees to maintain both a short and a long-term view with respect to Company performance.
Elements of Compensation

Our executive compensation program for fiscal year 2025, which was set by our Compensation Committee in collaboration with the Chief Executive Officer, consists of the following components:

•base salary;
•annual cash incentive awards linked to our overall performance;
•long-term equity-based compensation;
•broad-based employee benefits and perquisites; and
•employment agreements, which contain termination benefits.

We combine these elements in order to formulate compensation packages that (i) provide competitive pay, reward the achievement of financial, operational and strategic objectives and align the interests of our named executive officers and other senior personnel with those of our stockholders, and (ii) we believe provides a well-proportioned mix of secure compensation, retention value and at-risk compensation which produces short-term and long-term performance incentives and rewards. By following this approach, we provide the named executive officer a measure of security in the minimum expected level of compensation, while motivating the named executive officer to focus on business metrics that will produce a high level of short-term and long-term performance for the Company and long-term wealth creation for the executive, as well as reducing the risk of recruitment of top executive talent by competitors.

Base Salary

The base salary established for each of our named executive officers is intended to reflect each individual’s responsibilities, experience and prior performance and internal pay equity. Base salary is also designed to provide our named executive officers with steady cash flow during the course of the fiscal year that is not contingent on short-term variations in our corporate performance. Our Compensation Committee determines market level compensation for base salaries based on our executives’ experience in the industry with reference to the base salaries of similarly situated executives in other companies of similar size and stage of development operating in the industries we serve.

Below are the annual base salaries for our named executive officers as of December 31, 2025.

Name	FY 2025
Jeffrey Sprau	$1,000,000
Stephen Butz	$600,000
Steve Hansen	$575,000
Justin Schwartz	$450,000
Bryce Seki	$470,000

Bonus
2025 Annual Cash Incentive Compensation. Annual cash incentive awards are available to our named executive officers under our annual executive bonus plan in order to motivate our named executive officers to achieve short-term performance goals and tie a portion of their cash compensation to performance.

Executive Incentive Plan. Under our 2025 Executive Incentive Plan (the “2025 EIP”), each named executive officer was eligible to earn a cash incentive award based on achievement of performance targets for 2025. These performance targets were determined by our Compensation Committee early in the year, after taking into consideration the Chief Executive Officer’s recommendations, our financial results from the prior year, and our annual operating budget for the year. The target amount of each named executive officer’s annual bonus under the 2025 EIP was based on a percentage of the named executive officer’s base salary as of December 31, 2025, as shown below.

Calendar Year 2025 Target Annual Incentive Opportunities
Name	Target Award (% of Base Salary)	100% of Target Award
J. Sprau	100%	$1,000,000
S. Butz	75%	$450,000
S. Hansen	75%	$431,250
J. Schwartz	50%	$225,000
B. Seki	65%	$305,500

In 2025, the annual bonus opportunities under the 2025 EIP for each named executive officer were based on (a) a Company EBITDA target (to be calculated before the payment of any bonuses and/or corporate allocations to business units), which accounted for 75% of the total bonus opportunity (the “EBITDA Component”), (b) a safety achievement payout (measured by the Company’s consolidated total recordable incident rate for 2025), which accounted for 5% of the total bonus opportunity (the “Safety Component”), and (c) the achievement of the named executive officer’s personal goals, which accounted for 20% of the total bonus opportunity (the “Personal Component”). Each named executive officer (other than the Chief Executive Officer) worked with the Chief Executive Officer early in the year to define such named executive officer’s personal goals based upon that named executive officer’s duties and areas of responsibility, which personal goals were then presented to, and approved, by our Compensation Committee. The personal goals for the Chief Executive Officer were determined in a similar manner, but the Chief Executive Officer worked with our Board and/or Compensation Committee, as applicable, to initially define his personal goals. The Company-wide and personal goals under the 2025 EIP were generally designed to be challenging but achievable. A named executive officer may earn an amount greater than his target bonus under the 2025 EIP in the event the Company and the named executive officer exceed its and their performance metrics. Payments under the 2025 EIP, if earned, are generally contingent upon the named executive officer remaining in continuous employment through the payment date.

We finalized the achievement of the 2025 EIP performance metrics following receipt of our audited financials for 2025, with such achievement as follows for the 80% of the bonus program tied to quantitative results:

Metric	Weighting	Target	Actual	Payout %
Legence Pre-Bonus EBITDA	75%	$327,598,722	$369,751,859	151.5%
Safety TRIR	5%	0.60	0.51	122.5%
Weighted Payout for Quantitative Portion				149.7%

The compensation committee assessed the personal component of the EIP as follows:

Executive	Personal Component Score	Factors Considered
J. Sprau	190%	•Led the Company to record results while implementing a new operational organization design for enabling scale •Led the effort for successful launch of IPO in 2025
S. Butz	167%	•Led the efforts to position the Company for IPO in 2025 •Strengthened working capital position with major focus on cash cycle improvements
S. Hansen	138%
•Oversaw major expansion of fabrication capabilities and capacity enabling outsized revenue growth
•Key leader in new operational organization design enabling collaboration and the ability to scale the enterprise

J. Schwartz	167%
•Project leader for IPO readiness enabling multiple workstreams to deliver on the goal to be a public company in 2025
•Provided leadership for merger and acquisition strategies resulting in over $5 million in EBITDA gain in 2025, in addition to Bowers acquisition closing in January 2026

B. Seki	142%	•Focused build out of legal and risk management team to enable IPO readiness •Significant role in IPO readiness

The combination of the payouts under the quantitative portion and personal component resulted in the following EIP payouts to our executives.

Name	2025 EIP Payout (% of Target Award)(1)	2025 EIP Payout
J. Sprau	158%	$1,577,270
S. Butz	153%	$689,070
S. Hansen	147%	$635,350
J. Schwartz	153%	$344,536
B. Seki	148%	$452,528

(1)Compares 2025 EIP Payout to Target Awards assuming a 100% target payout percentage.

We believe that establishing cash bonus opportunities helps us attract and retain qualified and highly skilled executives. The annual bonuses earned by the named executive officers under the 2025 EIP are intended to reward them for their positive impacts on corporate results.

Other Cash Bonuses. From time to time, we may award sign-on or retention bonuses. Generally, sign-on bonuses are used to incentivize candidates to leave their current employers or may be used to offset the loss of unvested compensation they may forfeit as a result of leaving their current employers. No sign-on bonuses were paid to any named executive officer during 2025. Retention bonuses may be used from time to time to retain highly skilled officers to the Company.

In August 2025, Mr. Butz entered into a retention bonus agreement with Legence Holdings, which generally provides him with the opportunity to earn (i) a $250,000 retention bonus if he remains employed through the earlier to occur of the IPO and May 1, 2026 (which Mr. Butz has received pursuant to such terms), and (ii) a $750,000 retention bonus if he remains employed through the earlier to occur of the date of the Company’s first filing of its Annual Report on Form 10-K with the SEC and May 1, 2026. If Mr. Butz’s employment is terminated without Cause or he resigns for Good Reason (as such terms are defined in his employment agreement, as more specifically discussed under “-Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2025 Fiscal Year-Employment Agreements and Offer Letters”) prior to May 1, 2026, he will be paid the unpaid portions of the retention bonuses within 60 days following his termination, subject to his execution and non-revocation of a separation agreement containing a general release of claims and other continuing obligations in a form provided by the Company. The Compensation Committee believes that this agreement was appropriate and necessary given the executive’s critical role in preparing the Company for the IPO.

Long-Term Equity-Based Compensation

We believe that equity-based compensation (i) is an important component of our executive compensation program and that providing a significant portion of our named executive officers’ total compensation package in equity-based compensation aligns the incentives of our named executive officers with the interests of our stockholders and with our long-term corporate success, (ii) enables us to attract, motivate, retain and adequately compensate executive talent, and (iii) provides our named executive officers with a significant long-term interest in our success by rewarding the creation of stockholder value over time. To that end, we adopted the following programs under which our named executive officers receive grants of equity awards:

2025 Omnibus Incentive Plan. In order to incentivize our employees and other service providers, our Board adopted the Legence Corp. 2025 Omnibus Incentive Plan (the “2025 Plan”) for eligible employees, consultants, and directors prior to the completion of the IPO. The 2025 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards, dividend equivalents, other stock-based awards, cash awards, and substitute awards intended to align the interests of service providers, including our named executive officers, with those of our stockholders.

Each of our named executive officers received grants of restricted stock units and stock options under the 2025 plan in fiscal year 2025. The restricted stock units and stock options generally vest in substantially equal installments on each of the first three anniversaries of the vesting commencement date, subject to acceleration in the event of (i) a Change in Control (as defined in the 2025 Plan and described below), if such restricted stock units are not assumed or continued by the successor or survivor entity or (ii) a termination of employment by the Company without “Cause” or by the named executive officer for “Good Reason” (each as defined in the named executive officer’s employment agreement and, if such definition does not exist, as defined in the 2025 Plan and applicable award agreement) within the two-year period immediately following such Change in Control, if such restricted stock units are assumed or continued by the successor or survivor entity.

During 2025, in connection with the IPO, the named executive officers received awards under the 2025 Plan in the following amounts:

Executive	Target IPO Award	RSUs Granted	Stock Options Granted
J. Sprau	$3,500,000	62,500	187,500
S. Butz	$1,000,000	17,857	53,571
S. Hansen	$850,000	15,179	45,536
J. Schwartz	$400,000	7,143	21,429
B. Seki	$450,000	8,036	24,107

Series A Plans. Historically, we have historically granted incentive units under the Legence Parent LLC Series A Incentive Plan (the “Legence Parent Series A Plan”), which was approved by the Board of Managers of Legence Parent LLC (“Legence Parent”) on December 16, 2020. Pursuant to the Legence Parent Series A Plan, certain managers and key employees were granted long-term equity incentive awards designed to promote our interests and incentivize them to remain in our service. The Board of Managers of Legence Parent granted these long-term incentive awards, including to our named executive officers, in the form of Series A Profits Interests of Legence Parent (“Legence Parent Units”).

In connection with the corporate reorganizations affected in connection with the IPO, a portion of the Legence Parent Units were rolled over to Legence Parent II LLC (“Legence Parent II”) in the form of equity interests in Legence Parent II (the “Legence Parent II Units,” and collectively with the Legence Parent Units, the “Series A Profits Interests”) granted under the Legence Parent II LLC Series A Incentive Plan (collectively with the Legence Parent Series A Plan, the “Series A Plans”). These Legence Parent II Units are subject to substantially similar terms as the Legence Parent Units, including the vesting and forfeiture conditions thereof.

Series A Profits Interests are intended to qualify as “profits interests” under U.S. federal income tax law and have economic characteristics similar to stock options (e.g., representing the right to share in any increase in the fair market value of Legence Parent after their respective dates of grant). Each award of Series A Profits Interests under the Series A Plans is generally divided into three tranches, which vest as follows: (i) 60% of the Series A Profits Interests subject to an award time vest over five years in substantially equal quarterly increments beginning on the last day of the calendar month in which the vesting commencement date occurs (the “Time-Vesting Legence Parent Units” and “Time-Vesting Legence Parent II Units,” as applicable, and collectively, the “Time Interests”), (ii) 20% of the Series A Profits Interests subject to an award performance vest once investment funds associated with Blackstone Inc. (or, in the case of Legence Parent II Units, holders of Series B interest in Legence Parent II, collectively referred to herein as our “Sponsor”) receives distributions from Legence Parent, or Legence Parent II, as applicable, equal to one and a half (1.5) times the amount of its cumulative capital contributions to Legence Parent or Legence Parent II, as applicable (the “1.5 MOIC Threshold”) (the “Performance-Vesting Legence Parent Units” and the “Performance-Vesting Legence Parent II Units,” as applicable, and collectively, the “Performance Interests”), and (iii) the remaining 20% of the Series A Profits Interests subject to an award vest upon the occurrence of a “Change of Control Exit” (the “Exit-Vesting Legence Parent Units” and the “Exit-Vesting Legence Parent II Units,” as applicable, and collectively, the “Exit Interests”), in each case, subject to the Series A Profits Interest holder’s continued employment or service with the Company or its subsidiaries through each applicable vesting date or event. In addition, any Time Interests, to the extent unvested, will accelerate and vest upon the occurrence of a Change of Control Exit, subject to the Series A Profits Interest holder’s continued employment or service with the Company or its subsidiaries through the Change of Control Exit. Unvested Series A Profits Interests are not entitled to distributions from Legence Parent or Legence Parent II, and the Exit Interests, even when vested, are not entitled to distributions from Legence Parent or Legence Parent II, as applicable, until such time as both (x) our Sponsor receives distributions from Legence Parent or Legence Parent II, as applicable, in an amount equal to or in excess of two and a half (2.5) times the amount of its cumulative capital contributions to Legence Parent, or Legence Parent II, as applicable, and (y) our Sponsor receives distributions from Legence Parent or Legence Parent II, as applicable, in an amount equal to or in excess of the 20% preferred return in respect of its common interests of Legence Parent or Legence Parent II, as applicable.

In January 2021 and September 2025, Mr. Sprau was granted 11,833.13 and 1001.57 Legence Parent Units, respectively. In December 2021 and September 2025, Mr. Butz was granted 3,400 and 309.70 Legence Parent Units, respectively. In January 2021 and September 2025, Mr. Hansen was granted 3,549.94 and 929.10 Legence Parent Units, respectively. In September 2025, Mr. Schwartz was granted 1,362.69 Legence Parent Units. In November 2021, March 2023, February 2024 and September 2025, Mr. Seki was granted 800, 200, 500 and 185.82 Legence Parent Units, respectively. In September 2025, each of Messrs. Sprau, Butz, Hansen, Schwartz and Seki was granted 615.43, 190.30, 570.90, 837.31 and 114.18 Legence Parent II Units, respectively. Fractional interests have been rounded to the nearest hundredth of a unit. The grant date fair values, calculated in accordance with Accounting Standards Update Topic 718 (“Topic 718”), for the Series A Profits Interests awarded in 2025 are reported in the Summary Compensation Table below.

Restrictive Covenants. As a condition of receiving the Series A Profits Interests our named executive officers agreed to certain restrictive covenants, including confidentiality of information, inventions assignment, noncompetition, non-solicitation and non-disparagement covenants. The confidentiality, inventions assignment and non-disparagement covenants have an indefinite term. The non-solicitation covenants have a term of two years following the named executive officer’s termination of employment (unless the named executive officer is terminated without “Cause” or resigns for “Good Reason” (as such terms are defined the Series A Plans), in which case the non-competition covenant will have a term for the longer of (x) one year following the named executive officer’s termination of employment, and (y) the period during which the named executive officer is entitled to receive severance payments, if any, from Legence Parent or Legence Parent II, as applicable, or any of or its direct or indirect subsidiaries). For Mr. Sprau, with respect to the Legence Parent Units granted to him prior to 2025, noncompetition covenant has a term commensurate with his employment and the Company agrees to counsel its board members, directors and officers not to disparage Mr. Sprau during his employment and for 12 months thereafter.

Forfeiture. If (i) the named executive officer’s employment or service is terminated for “Cause” (as defined in the Series A Plans) or the named executive officer voluntarily resigns where grounds for cause exist or (ii) the named executive officers resigns without “Good Reason” (as defined in the Series A Plans), then all Series A Profits Interests (whether vested or unvested) held for the benefit of the named executive officer will be automatically canceled and forfeited for no consideration, unless the named executive officer resigns without good reason (other than at a time when cause exists) at a time when all of the Time Interests under any particular Series A Profits Interest award agreement are fully vested, in which case such Time Interests will not be forfeited and will be retained by the named executive officer.

For a more complete description of the treatment of equity awards in the event of a termination of employment or Change in Control, see the section below titled “-Potential Payments Upon Termination or a Change in Control.”

Broad-Based Employee Benefits and Perquisites

We provide the following benefits to our executive officers on the same basis as other eligible employees:

•health insurance (including for dental, vision and mental wellness);
•vacation, personal holidays and sick days;
•life insurance and supplemental life insurance;
•short-term and long-term disability; and
•a 401(k) plan with matching contributions.

In addition, we provide contributions to Mr. Hansen’s union pension benefits pursuant to the applicable collective bargaining agreement, under which he is entitled to certain pension and healthcare benefits. These benefits are not sponsored by the Company.

We believe these benefits are generally consistent with those offered by other companies and specifically with those companies with which we compete for employees.

Under our 401(k) savings plan, we match a portion of the funds set aside by the employee. The maximum match available under the 401(k) savings plan is 4% of the first 100% of the employee’s eligible contributions per pay period. All matching contributions by us are immediately vested. In addition, we may make non-elective contributions under the 401(k) savings plan, subject to statutory limitations imposed by Internal Revenue Code of 1986, as amended (the “Code”).

We also provide our named executive officers with a company cell phone and/or cell phone expense reimbursement. In addition, we provide Mr. Sprau with a company car, and pay the rent and utilities for a company-owned apartment he uses, in each case, when he visits our headquarters in San Jose, California. We also pay or reimburse Mr. Hansen for certain costs associated with his car use, as described in further detail in the Summary Compensation Table below.

Employment Agreements and Severance Benefits

We believe that employment agreements with severance benefits are necessary to attract and retain the talent necessary for our long-term success, and view the severance benefits provided to our named executive officers as recruitment and retention devices that help secure the continued employment and dedication of our named executive officers, including when we are considering strategic alternatives.

Each of our named executive officers has an employment agreement (except Mr. Schwartz, who has an offer letter) that provides for severance benefits. Under the terms of these employment agreements, each of the named executive officers is entitled to severance benefits if he is terminated by us without cause or by him for “Good Reason,” as applicable. See “-Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2025 Fiscal Year-Employment Agreements and Offer Letters” below for descriptions of these agreements.

Clawback Policy

Following the IPO, we adopted a “clawback” policy that is compliant with the listing rules of the applicable listing exchange, as required by the Dodd-Frank Act.

Policies and Practices for Granting Certain Equity Awards

The Company has established processes designed to ensure that the timing of any option grants and other similar awards is not influenced by material nonpublic information (“MNPI”). All annual equity grants, including options, are generally made in the first quarter of each fiscal year in connection with the established annual goals and long-term incentive planning. Our Compensation Committee does not grant options or similar awards in anticipation of the release of MNPI. Further, the Company has not timed the disclosure of MNPI to affect the value of executive compensation.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and
Analysis required by Item 402(b) of Regulation S-K. Based on the review and discussions, the Compensation Committee recommended to the Board that this Compensation Discussion and Analysis be included in this Annual Report.

Members of the Compensation Committee during fiscal year 2025 include:

•David Coghlan
•Terrence Keenen
•Bilal Khan

2025 Summary Compensation Table

The following table sets forth certain information with respect to compensation for the year ended December 31, 2025 earned by, awarded to or paid to our named executive officers.

Name and Principal Position	Year	Salary(1)	Bonus(2)	Option Awards(3)	Stock Awards(4)	Non-Equity Incentive Plan Compensation(5)	All Other Compensation(6)	Total
J. Sprau Chief Executive Officer	2025	$1,000,000	$—	$4,389,875	$1,750,000	$1,577,270	$77,803	$8,794,948
	2024	$762,115	$—	$—	$—	$537,680	$71,866	$1,371,661
S. Butz Chief Financial Officer	2025	$600,000	$250,000	$1,439,579	$500,000	$689,070	$14,000	$3,492,649
	2024	$500,761	$—	$—	$—	$282,640	$13,800	$797,201
S. Hansen Chief Operating Officer	2025	$575,000	$—	$1,958,823	$425,000	$635,350	$61,166	$3,655,339
J. Schwartz Chief Strategy Officer	2025	$450,000	$—	$2,807,041	$200,000	$344,540	$14,000	$3,815,581
B. Seki General Counsel	2025	$470,000	$—	$638,661	$225,000	$452,530	$12,020	$1,798,211
	2024	$396,300	$—	$337,209	$—	$176,310	$13,800	$923,619

(1)Amounts included in this column reflect the named executive officer’s annual base salary earned during the fiscal year. Amounts shown for Messrs. Hansen and Schwartz reflect partial year of service in their roles as listed.
(2)Amount included in this column for Mr. Butz represents the retention bonus paid to him in connection with the IPO.
(3)All amounts in this column represent the aggregate grant date value of stock options and Series A Profits Interests granted in 2025. The Series A Profits Interests represent membership interests in Legence Parent or Legence Parent II, as applicable, that are intended to constitute profits interests for federal income tax purposes. Despite the fact that the Series A Profits Interests do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” The aggregate grant date value of the stock options and Series A Profits Interests were calculated in accordance with ASC Topic 718, utilizing the assumptions set forth in “Note 12—Stockholders' Equity / Member's Equity” in the Notes to Consolidated Financial Statements appearing elsewhere in this prospectus. For more information about the Series A Profits Interests, including their vesting and forfeiture terms, and the stock options, see the sections entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plan” and “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan.”
(4)All amounts in this column represent the aggregate grant date value of restricted stock units granted in 2025, calculated in accordance with ASC Topic 718, utilizing the assumptions set forth in “Note 12—Stockholders' Equity / Member's Equity” in the Notes to Consolidated Financial Statements appearing elsewhere in this prospectus. For more information about the restricted stock units, including their vesting terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan.”
(5)The amounts in this column represent the short-term cash incentive awards paid for 2025 under the 2025 EIP. For additional information about the 2025 EIP, see the section “-Elements of Compensation-Bonus.”
(6)Amount for 2025 reported for Mr. Sprau reflects (i) subsidy of costs associated with his car use in the aggregate amount of approximately $10,908 (consisting of registration cost in the amount of $360, vehicle maintenance parts cost in the amount of $100, auto insurance in the amount of $2,000, depreciation expenses in the amount of $8,236 and gas cost in the amount of $212), (ii) rent and utilities for the company-owned apartment Mr. Sprau uses when visiting our headquarters in San Jose, California ($52,895) and (iii) Company matching contributions to our 401(k) plan ($14,000). Amount for 2025 reported for Mr. Hansen reflects (i) Company contributions to his union pension benefits in the amount of $32,294 pursuant to his collective bargaining agreement and (ii) subsidy of costs associated with his car use in the aggregate amount of approximately $14,872 (consisting of registration cost in the amount of $467, vehicle maintenance parts cost in the amount of $262, labor cost in the amount of $160, auto insurance in the amount of $2,000, depreciation expenses in the amount of $11,027 and gas cost in the amount of $957). The amounts reported for each other named executive officer reflect Company matching contributions to our 401(k) plan.

2025 Grants of Plan-Based Awards

The following table sets forth certain information with respect to grants of plan-based awards for the year ended December 31, 2025 with respect to our named executive officers. Fractional interests have been rounded to the nearest hundredth unit.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1) ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (Units)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units(2)	Options	Awards(3) ($/sh) (k)	Awards(4)
J. Sprau		$—	$1,000,000	$—
	September 15, 2025							62,500			1,750,000
	September 12, 2025(5)								187,500	$28.00	3,086,250
	September 16, 2025(6)								600.94	N/A	486,765
	September 16, 2025(7)				-	200.31	-			N/A	162,255
	September 16, 2025(8)				-	200.31	-			N/A	158,449
	September 16, 2025(9)								369.26	N/A	299,097
	September 16, 2025(10)				-	123.09	-			N/A	99,699
	September 16, 2025(11)				-	123.09	-			N/A	97,360
S. Butz		$—	$450,000	$—			-
	September 15, 2025							17,857			500,000
	September 12, 2025(5)								53,571	$28.00	881,779
	September 16, 2025(6)								185.82	N/A	209,978
	September 16, 2025(7)				-	61.94	-			N/A	69,993
	September 16, 2025(8)				-	61.94	-			N/A	65,533
	September 16, 2025(9)								114.18	N/A	129,022
	September 16, 2025(10)				-	38.06	-			N/A	43,007
	September 16, 2025(11)				-	38.06	-			N/A	40,267
S. Hansen		$—	$431,250	$—
	September 15, 2025							15,179			425,000
	September 12, 2025(5)								45,536	$28.00	749,523
	September 16, 2025(6)								557.46	N/A	451,545
	September 16, 2025(7)				-	185.82	-			N/A	150,515
	September 16, 2025(8)				-	185.82	-			N/A	146,984
	September 16, 2025(9)								342.54	N/A	277,455
	September 16, 2025(10)				-	114.18	-			N/A	92,485
	September 16, 2025(11)				-	114.18	-			N/A	90,316
J. Schwartz		$—	$225,000	$—
	September 15, 2025							7,143			200,000
	September 12, 2025(5)								21,429	$28.00	352,721
	September 16, 2025(6)								817.61	N/A	923,901
	September 16, 2025(7)				-	272.54	-			N/A	307,967
	September 16, 2025(8)				-	272.54	-			N/A	288,344
	September 16, 2025(9)								502.39	N/A	567,699
	September 16, 2025(10)				-	167.46	-			N/A	189,233
	September 16, 2025(11)				-	167.46	-			N/A	177,176
B. Seki		$—	$305,500	$—
	September 15, 2025							8,036			225,000
	September 12, 2025(5)								24,107	$28.00	396,801
	September 16, 2025(6)								111.49	N/A	90,309
	September 16, 2025(7)				-	37.16	-			N/A	30,103
	September 16, 2025(8)				-	37.16	-			N/A	29,397
	September 16, 2025(9)								68.51	N/A	55,491
	September 16, 2025(10)				-	22.84	-			N/A	18,497
	September 16, 2025(11)				-	22.84	-			N/A	18,063

(1)The amounts in this column represent the target short-term cash incentive awards for 2025 under the 2025 EIP. For additional information about the 2025 EIP, see the section “-Elements of Compensation-Bonus.”
(2)Amounts shown reflect the number of restricted stock units granted to each of our named executive officers in connection with the IPO under the 2025 Plan on September 15, 2025. For more information about the restricted stock units, including their vesting terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan.”
(3)The Series A Profits Interests are not traditional options, and therefore, have no exercise price, but rather any vested Series A Profits Interests participate in distributions attributable to the appreciation in the fair market value of Legence Parent or Legence Parent II, as applicable, after their respective dates of grant.
(4)The amounts in this column represent the aggregate grant date value of the restricted stock units and stock options granted to our named executive officers, calculated in accordance with FASB ASC Topic 718, utilizing the assumptions set forth in “Note 12—Stockholders' Equity / Member's Equity” in the Notes to Consolidated Financial Statements appearing elsewhere in this prospectus.
(5)Amounts shown reflect the number of stock options granted to each of our named executive officers in connection with the IPO under the 2025 Plan on September 12, 2025. For more information about the stock options, including their vesting terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan.”
(6)Amounts shown reflect the number of Time-Vesting Legence Units granted to our named executive officers pursuant to their respective September 2025 Legence Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.”
(7)Amounts shown reflect the number of Performance-Vesting Legence Units granted to our named executive officers pursuant to their respective September 2025 Legence Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.” The Performance-Vesting Legence Units vest on an “all or nothing” basis upon the achievement of the applicable performance conditions, and do not provide for a range of vesting achievement for partial achievement or overachievement of the applicable performance conditions.
(8)Amounts shown reflect the number of Exit-Vesting Legence Units granted to our named executive officers pursuant to their respective September 2025 Legence Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.” The Exit-Vesting Legence Units vest on an “all or nothing” basis upon the achievement of the applicable performance conditions, and do not provide for a range of vesting achievement for partial achievement or overachievement of the applicable performance conditions.
(9)Amounts shown reflect the number of Time-Vesting Legence II Units granted to our named executive officers pursuant to their respective September 2025 Legence II Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.”
(10)Amounts shown reflect the number of Performance-Vesting Legence II Units granted to our named executive officers pursuant to their respective September 2025 Legence II Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.” The Performance-Vesting Legence II Units vest on an “all or nothing” basis upon the achievement of the applicable performance conditions, and do not provide for a range of vesting achievement for partial achievement or overachievement of the applicable performance conditions.
(11)Amounts shown reflect the number of Exit-Vesting Legence II Units granted to our named executive officers pursuant to their respective September 2025 Exit-Vesting Legence II Units award agreements. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.” The Exit-Vesting Legence II Units on an “all or nothing” basis upon the achievement of the applicable performance conditions, and do not provide for a range of vesting achievement for partial achievement or overachievement of the applicable performance conditions.

Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2025 Fiscal Year

Employment Agreements and Offer Letters

We have entered into employment agreements with each of our named executive officers. The descriptions of the employment agreements set forth below are summaries of the material features of the agreements, including with respect to potential payments upon a termination of employment. This summary, however, does not purport to be a complete description of all the provisions of the agreements that we have entered into with our named executive officers. This summary is qualified in its entirety by reference to the employment agreements, which were filed as exhibits to our annual report on Form 10-K for the 2025 fiscal year. The counterparty to the employment agreements with each of our named executive officers was originally Therma Services LLC (“Therma Services”). These agreements have subsequently been assigned to, and assumed by, Legence Holdings.

Mr. Sprau is party to an employment agreement with Legence Holdings, dated April 2019. The agreement has an initial two-year term that automatically renews in two-year increments unless either party provides written notice of nonrenewal not less than 60 days prior to the expiration of the then-current term, or unless otherwise terminated in accordance with the terms of the employment agreement. The agreement provides Mr. Sprau with an annual base salary of $600,000 (subject to reasonable adjustment from time to time), annual bonus opportunity, the opportunity to co-invest in Therma Services, eligibility to receive a transaction bonus upon a sale of Therma Services within one year of the effective date of the employment agreement (based on the EBITDA valuation of Therma Services at the time of the sale) (which opportunity is no longer in effect), a temporary housing allowance, a car allowance, eligibility to participate in customary employee benefits and the following restrictive covenants: (i) perpetual nondisclosure of confidential information, (ii) perpetual assignment of inventions developed during employment that relate to the Company’s business, (iii) during the period of employment, non-competition, (iv) during the period of employment, customer, vendor and business partner non-solicit, and (v) during the period of employment and for two years thereafter, employee and independent contractor non-solicit (inclusive of any person who was an employee or independent contractor of the Company within one year preceding such solicitation). If Mr. Sprau’s employment is terminated by the Company without “Cause” or he resigns for “Good Reason,” then, subject to Mr. Sprau’s execution and non-revocation of a separation agreement containing a general release of claims and other continuing obligations in a form provided by the Company, Mr. Sprau is entitled to receive (i) 18 months of salary continuation, and (ii) up to 18 months of continued health care coverage subsidies under the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”).

Under Mr. Sprau’s employment agreement, “Cause” generally means Mr. Sprau’s (a) substantial and material failure to perform (other than by reason of disability), or substantial and material negligence in the performance of, his duties to the Company or any of its affiliates; (b) material breach of his employment agreement or any other agreement between Mr. Sprau and the Company or any of its affiliates; (c) commission of, or plea of nolo contendere to, a felony or other crime involving moral turpitude; or (d) other conduct that is materially harmful to the business interests or reputation of the Company or any of its affiliates, in each case of clauses (a), (b) and (d), which failure, if capable of being cured, remains uncured for 10 business days after receipt of written notice from the Company.

Under Mr. Sprau’s employment agreement, “Good Reason” generally means any of the following without Mr. Sprau’s prior written consent: (x) a material reduction in his role and/or duties with the Company; (y) a reduction in his annual base salary (unless all executives of the Company are subject to a proportionally comparable base salary decrease due to business needs) and/or target bonus opportunity; or (z) a material breach by the Company of the employment agreement, subject to customary notice and cure provisions.
Messrs. Butz, Hansen and Seki are party to employment agreements with Legence Holdings, dated November 2021, June 20, 2017 and October 2021, respectively. Each such employment agreement has an initial two-year term that automatically renews in one-year increments unless either party provides written notice of nonrenewal not less than 60 days prior to the expiration of the then-current term, or unless otherwise terminated in accordance with the terms of the applicable employment agreement. The agreements provides Messrs. Butz and Seki with an annual base salary ($475,000 for Mr. Butz, $300,000 for Mr. Hansen and $375,000 for Mr. Seki), subject to reasonable adjustment from time to time, annual bonus opportunity, eligibility to receive a profits interest award from Therma Services’ applicable direct or indirect parent, for Mr. Hansen only, a $75,000 retention bonus (which has already been paid), eligibility to participate in customary employee benefits and the following restrictive covenants: (i) perpetual nondisclosure of confidential information, (ii) perpetual assignment of inventions developed during employment that relate to the Company’s business, (iii) during the period of employment and for one year thereafter (only during the period of employment for Mr. Hansen and 6 months for Mr. Seki), non-competition, (iv) during the period of employment and for one year thereafter (only during the period of employment for Mr. Hansen and 6 months for Mr. Seki), customer, vendor and business partner non-solicit, (v) during the period of employment and for one year thereafter (24 months for Mr. Hansen and 6 months for Mr. Seki), employee and independent contractor non-solicit (inclusive of any person who was an employee or independent contractor of the Company within one year preceding such solicitation) and (vi) except for Mr. Hansen, perpetual non-disparagement (which non-disparagement covenant is mutual for Mr. Butz). If any of Messrs. Butz, Hansen or Seki’s employment is terminated by the Company without “Cause,” or, for Messrs. Butz and Seki, resign for “Good Reason,” then, subject to the named executive officer’s execution and non-revocation of a separation agreement containing a general release of claims and other continuing obligations in a form provided by the Company, the named executive officer is entitled to receive (i) 12 months of salary continuation (6 months for Messrs. Hansen and Seki and an additional 6 months for Mr. Hansen if he has not commenced a subsequent employment or other engagement by the 6-month anniversary of the termination of employment), (ii) except Mr. Hansen, any earned, but unpaid, annual bonus for the year preceding the named executive officer’s termination of employment, (iii) for Mr. Butz, a pro-rated annual bonus for the year in which he is terminated, and (iv) up to 6 months (12 months for Mr. Butz) of continued health care coverage subsidies under COBRA.

Under Messrs. Butz and Seki’s employment agreements, “Cause” generally means the named executive officer’s (a) conviction of or plea of nolo contendere to a felony or a misdemeanor involving moral turpitude, (b) commission of fraud, misappropriation, or embezzlement against any person, (c) theft or misappropriation of any property or money of the Company or any of its affiliates, (d) material breach of the terms of the applicable employment agreement, (e) use of illegal drugs or controlled substances (excluding drugs lawfully prescribed by a medical provider and taken in accordance with such prescription) that adversely affects job performance, (f) willful or gross neglect of his duties, willful or gross misconduct in the performance of his duties, or willful violation of any Company policy, or (g) failure to follow any lawful and material business directive from the board. Clauses (d), (f), and (g) have a 30-day cure right after receipt of written notice from the Company (but there will be no more than one opportunity to cure such condition for each separate and distinct “Cause” category set forth above). Under Mr. Hansen’s employment agreement, “Cause” means his (i) substantial failure to perform (other than by reason of disability), or substantial negligence in the performance of, his duties to the

Company or its affiliates, (ii) material breach of the employment agreement or any other agreements between him and the Company or its affiliates, (iii) commission of, or plea of nolo contendere to, a felony or other crime involving moral turpitude, or (iv) other conduct by him that is or could reasonably be expected to be harmful to the business interests of the Company or its affiliates.

Under Messrs. Butz’s and Seki’s employment agreements, “Good Reason” generally means any of the following without the named executive officer’s prior written consent: (w) a material reduction in authority, duties, responsibilities, or reporting lines, (x) a reduction by the Company of the named executive officer’s annual base salary of more than 10%, except for across the board reductions similarly affecting the senior management of the Company or a reduction necessitated by adverse business conditions for the Company, (y) required relocation of the named executive officer’s principal place of business more than 50 miles outside of the Houston, Texas (San Antonio, Texas for Mr. Seki) metropolitan area (excluding reasonable business travel in the normal course of employment), and (z) any material breach of the applicable employment agreement, subject to customary notice and cure provisions.

Mr. Schwartz’s offer letter, dated as of November 11, 2021, sets forth (i) a base salary (currently $450,000), (ii) target bonus (currently 50%), (c) Series A Profits Interests award and (d) eligibility to participate in benefit plans. Under Mr. Schwartz’s offer letter, in the event his employment is terminated by the Company without “Cause” or by him for “Good Reason,” then, he is entitled to receive (i) 12 months of salary continuation and (iv) up to 12 months of continued health care coverage subsidies under COBRA.

Bonus
Please see “-Elements of Compensation-Bonus” for a summary of the 2025 EIP, including with respect to the applicable performance metrics and determination thereof.

Equity Incentive Awards
Please see “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan” for a summary of the vesting terms of the equity awards granted under the 2025 plan.

Outstanding Equity Awards at 2025 Fiscal Year End
The following table sets forth certain information with respect to outstanding equity awards of our named executive officers as of December 31, 2025. Fractional interests have been rounded to the nearest hundredth unit.

	Option Awards								Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options		Option Exercise Price(1)	Option Expiration Date(2)	Number of Shares or Units of Stock That Have Not Vested(3)	Market Value of Shares or Units of Stock That Have Not Vested(4)
J. Sprau									62,500	$2,690,000
	—		187,500	(5)			$28.00	9/12/2035
	6,774.93	(6)	925.89	(6)			N/A	N/A
	18.46	(7)	350.79	(7)			N/A	N/A
					2,566.94	(8)	N/A	N/A
					123.09	(9)	N/A	N/A
S. Butz									17,857	$768,565
	—		53,571	(5)			$28.00	9/12/2035
	1,641.29	(6)	584.53	(6)			N/A	N/A
	5.71	(7)	108.47	(7)			N/A	N/A
					741.94	(8)	N/A	N/A
					38.06	(9)	N/A	N/A
S. Hansen									15,179	$653,304
	—		45,536	(5)			$28.00	9/12/2035
	27.87	(6)	529.59	(6)			N/A	N/A
	17.13	(7)	325.41	(7)			N/A	N/A
					185.82	(8)	N/A	N/A

					114.18	(9)	N/A	N/A
J. Schwartz									7,143	$307,435
	—		21,429	(5)			$28.00	9/12/2035
	40.88	(6)	776.73	(6)			N/A	N/A
	25.12	(7)	477.27	(7)			N/A	N/A
					272.54	(8)	N/A	N/A
					167.46	(9)	N/A	N/A
B. Seki									8,036	$345,869
	—		24,107	(5)			$28.00	9/12/2035
	560.57	(6)	450.92	(6)			N/A	N/A
	3.43	(7)	65.08	(7)			N/A	N/A
					337.16	(8)	N/A	N/A
					22.84	(9)	N/A	N/A

(1)The Series A Profits Interests are not traditional options, and therefore, there is no exercise price, but rather any vested Series A Profits Interests participate in distributions attributable to the appreciation in the fair market value of Legence Parent after their respective dates of grant.
(2)The Series A Profits Interests are not traditional options, and therefore, there is no expiration date, but rather any vested Series A Profits Interests participate in distributions attributable to the appreciation in the fair market value of Legence Parent after their respective dates of grant.
(3)This column includes unvested restricted stock units granted to each of our named executive officers on September 15, 2025, which vest in substantially equal installments on each of the first three anniversaries of the vesting commencement date. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan” for more information on the vesting terms of the restricted stock units.
(4)Represents the market value of the shares underlying the restricted stock units as of December 31, 2025, based on the official closing price of our Class A common stock, as reported on The Nasdaq Global Select Market, of $43.04 per share on December 31, 2025.
(5)This column includes unvested stock options granted to each of our named executive officers on September 12, 2025, which vest in substantially equal installments on each of the first three anniversaries of the vesting commencement date. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-2025 Omnibus Incentive Plan” for more information on the vesting terms of the stock options.
(6)Represents Time-Vesting Legence Parent Units granted to each of our Named Executive Officer. The vesting commencement dates for Mr. Butz’s December 2021 and September 2025 Time-Vesting Legence Parent Units grants are December 3, 2021 and September 16, 2025, respectively. The vesting commencement date for each of Messrs. Hansen and Schwartz’s September 2025 Time-Vesting Legence Parent Units grant is September 16, 2025. The vesting commencement dates for Mr. Seki’s November 2021, March 2023, February 2024 and September 2025 Time-Vesting Legence Parent Units grants are November 22, 2021, March 31, 2023, February 12, 2024 and September 16, 2025, respectively. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plan” for more information on the vesting and forfeiture terms of the Time Interests.
(7)Represents Time-Vesting Legence Parent II Units granted to each of our Named Executive Officer in September 2025. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans” for more information on the vesting and forfeiture terms of the Time Interests.
(8)Represents performance-vesting Legence Parent Units, half of which, for each award to a Named Executive Officer, are Performance-Vesting Legence Parent Units, and the other half of which are Exit-Vesting Legence Parent Units. The Performance-Vesting Legence Parent Units have all vested in accordance with their terms, upon achievement of the 1.5 MOIC Threshold. All of the Exit-Vesting Legence Parent Units remain unvested as of December 31, 2025. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans” for more information on the vesting and forfeiture terms of the Performance-Vesting Legence Parent Units and Exit-Vesting Legence Parent Units.
(9)Represents performance-vesting Legence Parent II Units, half of which, for each award to a Named Executive Officer, are Performance-Vesting Legence Parent II Units, and the other half of which are Exit-Vesting Legence Parent II Units. The Performance-Vesting Legence Parent II Units have all vested in accordance with their terms, upon achievement of the 1.5 MOIC Threshold. All of the Exit-Vesting Legence Parent II Units remain unvested as of December 31, 2025. Please see “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans” for more information on the vesting and forfeiture terms of the Performance-Vesting Legence Parent II Units and Exit-Vesting Legence Parent II Units.

Options Exercised and Stock Vested in the 2025 Fiscal Year

In fiscal year 2025, our named executive officers did not vest in any stock awards or exercise any option awards. However, during fiscal year 2025, Messrs. Sprau, Butz, Hansen, Schwartz and Seki vested in 4,157.60; 1,203; 1,480.98; 1,210 and 549 Series A Profits Interests, respectively, including Time Interests that vested during fiscal year 2025 in accordance with their terms and Performance Interests that vested during fiscal year 2025 upon achievement of the 1.5 MOIC Threshold. Fractional interests have been rounded to the nearest hundredth of a unit.

Pension Benefits

Our named executive officers did not participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by us. Our Board or Compensation Committee may elect to adopt qualified or nonqualified benefit plans in the future if it determines that doing so is in our best interest.

Nonqualified Deferred Compensation

Our named executive officers did not participate in or have account balances in nonqualified defined contribution plans or other nonqualified deferred compensation plans maintained by us. Our Board or Compensation Committee may elect to provide our executive officers and other employees with nonqualified defined contribution or other nonqualified deferred compensation benefits in the future if it determines that doing so is in our best interest.

Potential Payments Upon Termination or a Change in Control

The following table sets forth quantitative estimates of the benefits that would have accrued to each of our named executive officers if his employment had been terminated by the Company without “Cause,” by him for “Good Reason,” due to death or disability or in connection with a Change in Control, as applicable, in each case, on December 31, 2025. Amounts below reflect potential payments pursuant to the employment agreements and award agreements, as applicable, for such named executive officers.

			Value of Accelerated Equity Awards(3)
Name	Cash Severance Benefits for Termination without Cause or for Good Reason(1)	Continued Health Benefits for Termination without Cause or for Good Reason(2)	For Termination due to Death or Disability	In Connection with Change in Control
J. Sprau	$1,500,000	$53,461	$5,510,000	$5,510,000
S. Butz	$1,289,070	$35,641	$1,574,273	$1,574,273
S. Hansen	$575,000	$9,600	$1,338,166	$1,338,166
J. Schwartz	$450,000	$35,641	$629,727	$629,727
B. Seki	$470,000	$17,820	$708,439	$708,439
(1)Cash severance payments include the following amounts that would have been payable to each of our named executive officers if his employment had been terminated without “Cause” (or, for all the named executive officers except Mr. Hanse, he resigned for “Good Reason”) on December 31, 2025, as more specifically discussed under “-Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2025 Fiscal Year-Employment Agreements and Offer Letters”:
a.Mr. Sprau-18 months of salary continuation (1.5 times his annual base salary of $1,000,000);
b.Mr. Butz-(i) 12 months of salary continuation (1 times his annual base salary of $600,000), and (ii) a pro-rated annual bonus for 2025. Because this table assumes that Mr. Butz was terminated without cause or resigned for good reason on December 31, 2025, the amount of Mr. Butz’s pro-rated annual bonus for 2025 is the full amount of his earned 2025 bonus (which was $689,070). Mr. Butz is also entitled to any earned, but unpaid, annual bonus for 2025; however, Mr. Butz had already received his 2025 bonus as of December 31, 2025.
c.Mr. Hansen- 12 months of salary continuation (1 times his annual base salary of $575,000), assuming he has not commenced subsequent employment or engagement by the six-month anniversary of his termination of employment.
d.Mr. Schwartz-12 months of salary continuation (1 times his annual base salary of $450,000). Mr. Schwartz is also entitled to any earned, but unpaid, annual bonus for 2025; however, Mr. Schwartz had already received his 2025 bonus as of December 31, 2025.
e.Mr. Seki-6 months of salary continuation (one half (0.5) times his annual base salary of $470,000). Mr. Seki is also entitled to any earned, but unpaid, annual bonus for 2025; however, Mr. Seki had already received his 2025 bonus as of December 31, 2025.
(2)Reflects the cost of providing the named executive officer with continued medical, dental and vision insurance under COBRA for a period of 18 months for Mr. Sprau, 12 months for Mr. Butz, 6 months for Mr. Hansen (which are provided through his union-sponsored healthcare benefits), 12 months for Mr. Schwartz and six months for Mr. Seki assuming 2025 rates (which, for each named executive officer, was $2,970.08 per month).
(3)Reflects value of equity awards that accelerate in accordance with their terms as follows: (i) upon the NEO’s termination of employment due to death or disability, all RSUs and options that remain unvested will immediately become vested as of the termination date, (ii) upon a Change in Control, if the RSU or option is not continued or assumed by, or substituted for a substantially equivalent award of, the successor or survivor entity, all RSUs and options that remain unvested will become vested as of immediately prior to the Change in Control and (iii) upon a Change in Control, if (x) the RSU or option is continued or assumed by, or substituted for a substantially equivalent award of, the successor or survivor entity, and (y) the NEO subsequently incurs a termination of employment by the Company without “Cause” or by the NEO for “Good Reason” within two years following such Change in Control, all RSUs and options that remain unvested will immediately become vested as of the date of such termination.

Under their employment agreements, in the event any of Messrs. Sprau, Butz, Hansen or Seki become disabled during employment and, as a result, is unable to continue to perform substantially all of his duties and responsibilities, either with or without reasonable accommodation, the Company will continue to pay the named executive officer his base salary and allow him to continue participating in Company employee benefit plans (to the extent permitted under the terms of the applicable plan) for up to 12 weeks of disability during any period of 365 consecutive calendar days. If the named executive officer is unable to return to work after 12 weeks of disability, then the Company may terminate him upon notice, without any severance or similar obligations (though the named executive officer will remain entitled to any accrued benefits or compensation or benefits payable under any then-current disability or accidental death and dismemberment policy, etc.). In addition, if the employment of Mr. Butz or Mr. Seki is terminated due to the named executive officer’s death, then the named executive officer’s estate will be entitled to any earned, but unpaid, annual bonus for the year preceding the year of the named executive officer’s death.

Our named executive officers are not entitled to enhanced severance benefits if they are terminated without cause or resign for good reason in connection with a change in control. However, subject to the named executive officer’s continued employment or service with the Company or its subsidiaries through the occurrence of a Change of Control Exit, the named executive officer will become fully vested in all unvested Time Interests and Exit Interests. For additional information about such interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.” Although the value of the unvested Time Interests and Exit Interests that would have accelerated and vested as of a Change of Control Exit on December 31, 2025 cannot be quantified at this time, the number of such awards held by each named executive officer as of December 31, 2025 is as follows: (i) for Mr. Sprau, 3,253.63 Series A Profits Interests, (ii) for Mr. Butz, 1,473.00 Series A Profits Interests, (iii) for Mr. Hansen, 1,864.99 Series A Profits Interests, (iv) for Mr. Schwartz, 2,761.00 Series A Profits Interests, and (v) for Mr. Seki, 837.00 Series A Profits Interests. Fractional interests have been rounded to the nearest hundredth of a unit.

In addition, pursuant to the forms of award agreements under the 2025 Plan, the treatment of outstanding restricted stock units and stock options is as follows: (i) upon the NEO’s termination of employment due to death or disability, all RSUs and options that remain unvested will immediately become vested as of the termination date, (ii) upon a Change in Control, if the RSU or option is not continued or assumed by, or substituted for a substantially equivalent award of, the successor or survivor entity, all RSUs and options that remain unvested will become vested as of immediately prior to the Change in Control and (iii) upon a Change in Control, if (x) the RSU or option is continued or assumed by, or substituted for a substantially equivalent award of, the successor or survivor entity, and (y) the NEO subsequently incurs a termination of employment by the Company without “Cause” or by the NEO for “Good Reason” within two years following such Change in Control, all RSUs and options that remain unvested will immediately become vested as of the date of such termination.

Under the 2025 Plan, “Change in Control” means and includes each of the following, unless otherwise provided in the applicable award agreement or other written agreement approved by the Compensation Committee: (a) any Person (as such term is used in 14(d) of the Exchange Act ) (other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company, or any company owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Company), becoming the beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company’s then outstanding securities, excluding for purposes herein, acquisitions pursuant to a Business Combination (as defined below) that does not constitute a Change in Control; (b) a merger, reorganization, or consolidation of the Company or in which equity securities of the Company are issued (each, a “Business Combination”), other than a merger, reorganization or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its direct or indirect parent) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity (or, as applicable, a direct or indirect parent of the Company or such surviving entity) outstanding immediately after such merger, reorganization or consolidation; provided, however, that a merger, reorganization or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person acquires more than 50% of the combined voting power of the Company’s then outstanding securities shall not constitute a Change in Control; (c) during the period of two consecutive years, individuals who, at the beginning of such period, constitute the Board together with any new director(s) whose election by the Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two year period or whose election or nomination for election was previously so approved, cease for any reason to constitute a majority thereof; or (d) a complete liquidation or dissolution of the Company or the consummation of a sale or disposition by the Company of all or substantially all of the Company’s assets other than the sale or disposition of all or substantially all of the assets of the Company to a Person or Persons who beneficially own, directly or indirectly, 50% or more of the combined voting power of the outstanding voting securities of the Company at the time of the sale.

Under the Series A Plans, “Change of Control Exit” generally means (a) any transaction or series of related transactions (including any merger or consolidation) that result in one or more third parties becoming the beneficial owner, directly or indirectly, of more than 50% of the common interests of Legence Paren or Legence Parent II, as applicable; (b) the direct or indirect sale or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of Legence Parent’s or Legence Parent II’s, as applicable, assets and the assets of its subsidiaries, taken as a whole, to one or more third parties (unless the same persons that beneficially own a majority of the common interests immediately prior to the transaction own, directly or indirectly, equity interests with a majority of the total voting power of all of the outstanding equity interests of the surviving or transferee person immediately after the transaction); or (c) Legence Parent or Legence Parent II, as applicable, consolidates with, or merges with or into, any third party pursuant to a transaction in which any of Legence Parent’s or Legence Parent II’s, as applicable, outstanding equity interests or the equity interests of such other third party is converted into or exchanged for cash, securities or other property (other than pursuant to a transaction in which Legence Parent’s or Legence Parent II’s, as applicable, membership interests outstanding immediately prior to the transaction constitute, or are converted into or exchanged for, a majority of the equity securities of the surviving person immediately after giving effect to such transaction), in each case of clauses (a), (b) or (c), including by way of a public offering.

Post-Termination Restrictive Covenant Obligations

Each of our named executive officers is subject to certain restrictive covenant obligations following the termination of his employment. For additional information about such restrictive covenants, please see the sections entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans” and “-Narrative Description to the Summary Compensation Table and the Grant of Plan-Based Awards Table for the 2025 Fiscal Year-Employment Agreements and Offer Letters.”

Director Compensation for 2025

The following table presents the total compensation for each person who served as a non-employee member of our board. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to, any of the other non-employee members of the Board in 2025. Mr. Sprau receives no additional compensation for his services as a director and, consequently, is not included in this table. The compensation received by Mr. Sprau as an employee is presented in the Summary Compensation Table.

Name(1)	Fees Earned or Paid in Cash(2)	Stock Awards	Option Awards	Total
Terrence Keenen(2)(3)	$188,723	$150,000	$378,914	$717,637
Christie Kelly(2)	$32,019	$150,000	$—	$182,019
David Coghlan(4)	$7,967	$150,000	$—	$157,967

(1)Messrs. Khan and Nimocks are employees of our Sponsor and did not receive any compensation, equity or non-equity awards or other payments in their capacities as non-employee members of our board.
(2)The amount of cash fees shown for Ms. Kelly and Messrs. Keenen and Coghlan reflect partial year of service under the compensation program for our non-employee directors, which became effective following our IPO (the “Director Compensation Policy”). For Ms. Kelly and Mr. Coghlan, the amount also reflects partial service based on their date of appointment to the Board.
(3)In connection with their appointment to the Board on September 11, 2025, Mr. Keenen and Ms. Kelly each received an award of 5,357 restricted stock units under the 2025 Plan valued at approximately $150,000 as of the grant date, in each case, subject to the terms and conditions of the 2025 Plan and the applicable award agreement.
(4)In December 2020, Mr. Keenen was granted 354.99 Legence Parent Units. In September 2025, Mr. Keenen was granted 291.12 Legence Parent Units and 178.88 Legence Parent II Units. Mr. Keenen holds a total of 392.00 vested Series A Profits Interests and 433.00 unvested Series A Profits Interests. The Series A Profits Interests represent membership interests in Legence Parent or Legence Parent II, as applicable, that are intended to constitute profits interests for U.S. federal income tax purposes. Despite the fact that the Series A Profits Interests do not require the payment of an exercise price, they are most similar economically to stock options. Accordingly, they are classified as “options” under the definition provided in Item 402(a)(6)(i) of Regulation S-K as an instrument with an “option-like feature.” For more information about the Series A Profits Interests, including their vesting and forfeiture terms, see the section entitled “-Elements of Compensation-Long-Term Equity Based Compensation-Series A Plans.”
(5)Mr. Coghlan was appointed to our Board effective as of December 3, 2025. On December 3, 2025, in connection with his appointment, Mr. Coghlan was eligible to receive the standard annual compensation for our non-employee directors, as further described below, which included an award of 3,779 restricted stock units under the 2025 Plan valued at approximately $150,000 as of the grant date, subject to the terms and conditions of the 2025 Plan and the applicable award agreement.

The Board has adopted the Director Compensation Policy. The Director Compensation Policy became effective following the IPO. Pursuant to the Director Compensation Policy, our non-employee directors who are not employed by Blackstone or any of its affiliates will receive the following cash compensation for board services, as applicable:

•an annual restricted stock unit award under the 2025 Plan with a grant date value of approximately $150,000;

•an annual cash retainer of $85,000 paid in quarterly installments in arrears;
•an additional annual cash retainer of $20,000, $15,000, $15,000 and $30,000, in each case, paid in quarterly installments in arrears for service as the chair of the Audit Committee, chair of the Compensation Committee, chair of the Nominating and Corporate Governance Committee and lead independent director (if applicable), respectively; and
•an additional annual cash retainer of $120,000 paid in quarterly installments in arrears for service as the chair of the Board.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information known to us regarding the beneficial ownership of our Class A Common Stock and Class B Common Stock as of March 24, 2026 with respect to:

•each person known to us to beneficially own more than 5% of any class of our outstanding Common Stock;
•each of our named executive officers;
•each member of the Board; and
•all of our directors and executive officers as a group.

Applicable percentage of beneficial ownership is based on 67,338,099 shares of Class A Common Stock and 40,699,833 shares of Class B Common Stock outstanding as of March 24, 2026, which we selected as the applicable determination date.

Beneficial ownership is determined in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (1) the exercise of any option or warrant; (2) the conversion of a security; (3) the power to revoke a trust, discretionary account or similar arrangement; or (4) the automatic termination of a trust, discretionary account or similar arrangement. Shares issuable pursuant to options are deemed to be outstanding for computing the beneficial ownership percentage of the person holding those options but are not deemed to be outstanding for computing the beneficial ownership percentage of any other person.

Except as disclosed in the footnotes to this table and subject to applicable community property laws, we believe that each person or entity identified in the table below possesses sole voting and investment power with respect to all shares of our common stock beneficially owned by them. All information with respect to beneficial ownership has been furnished by the directors or named executive officers, as the case may be. Unless otherwise noted, the mailing address of each listed beneficial owner is: c/o Legence Corp., 1601 Las Plumas Avenue, San Jose, CA 95133.

	Class A Common Stock Beneficially Owned		Class B Common Stock Beneficially Owned		Combined Voting Power(1)
Beneficial Owner(2)(3)	Shares	%	Shares	%	%
5% Stockholders
Legence Parent ML LLC(3)(5)	178,571	*	40,699,833	100%	38%
Legence Parent II ML LLC(4)(5)	25,162,794	37%	—	—	23%
FMR LLC(6)	4,007,235	6%	—	—	4%

Named Executive Officers and Directors:
Jeffrey Sprau	—	—	—	—	—
Stephen Butz	—	—	—	—	—
Stephen Hansen	1,785	*	—	—	*
Justin Schwartz	—	—	—	—	—
Bryce Seki	—	—	—	—	—
Bilal Khan	—	—	—	—	—
Robert Mitchell Nimocks	—	—	—	—	—
Terrence Keenen	8,928	*	—	—	*
Christie Kelly	—	—	—	—	—
David Coghlan	—	—	—	—	—
Executive Officers and Directors as a Group (12 persons)	10,713	*	—	—	*
* Less than 1%.
(1)Represents the percentage of voting power of our Class A Common Stock and Class B Common Stock voting as a single class. Each share of Class A Common Stock and Class B Common Stock entitles its holder to one vote on all matters to be voted on by stockholders. Holders of Class A Common Stock and Class B Common Stock will vote together as a single class on all matters presented to our stockholders for their vote or approval, except as otherwise required by applicable law or by our amended and restated certificate of incorporation.
(2)Certain members of management have ownership interests in the Management Aggregators and, as a result, have an indirect interest in the shares of common stock owned by the Management Aggregators.
(3)Legence Parent is the sole member of Legence Parent ML, which holds 178,571 shares of Class A Common Stock, 40,699,833 shares of Class B Common Stock and 40,699,833 LGN Units. Legence Parent is owned by BX Refficiency Aggregator LP and certain members of management. Certain members of our management team and certain of our employees also own incentive units in Legence Parent.

BCP 8/BEP 3 Holdings Manager L.L.C. is the general partner of BX Refficiency Aggregator LP. Blackstone Energy Management Associates III L.P. and Blackstone Management Associates VIII L.P. are the managing members of BCP 8/BEP 3 Holdings Manager L.L.C. Blackstone EMA III L.L.C. is the general partner of Blackstone Energy Management Associates III L.P. BMA VIII L.L.C. is the general partner of Blackstone Management Associates VIII L.P. Blackstone Holdings II L.P. is the managing member of Blackstone EMA III L.L.C. and BMA VIII L.L.C. Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P.

Blackstone Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone Inc.’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities (other than BX Refficiency Aggregator LP to the extent of its direct holdings). The address of Mr. Schwarzman and each of the other entities listed in this footnote is: c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.
(4)Legence Parent II is the sole member of Legence Parent II ML, which holds 25,162,794 shares of Class A Common Stock. Legence Parent II is owned by Refficiency Aggregator II LP and certain members of management.

BCP 8/BEP 3 Holdings Manager L.L.C. is the general partner of Refficiency Aggregator II LP. Blackstone Energy Management Associates III L.P. and Blackstone Management Associates VIII L.P. are the managing members of BCP 8/BEP 3 Holdings Manager L.L.C. Blackstone EMA III L.L.C. is the general partner of Blackstone Energy Management Associates III L.P. BMA VIII L.L.C. is the general partner of Blackstone Management Associates VIII L.P. Blackstone Holdings II L.P. is the managing member of Blackstone EMA III L.L.C. and BMA VIII L.L.C. Blackstone Holdings I/II GP L.L.C. is the general partner of Blackstone Holdings II L.P.

Blackstone Inc. is the sole member of Blackstone Holdings I/II GP L.L.C. The sole holder of the Series II preferred stock of Blackstone Inc. is Blackstone Group Management L.L.C. Blackstone Group Management L.L.C. is wholly owned by Blackstone Inc.’s senior managing directors and controlled by its founder, Stephen A. Schwarzman.

Each of the Blackstone entities described in this footnote and Stephen A. Schwarzman may be deemed to beneficially own the securities directly or indirectly controlled by such Blackstone entities or him, but each disclaims beneficial ownership of such securities (other than Refficiency Aggregator II LP to the extent of its direct holdings). The address of Mr. Schwarzman and each of the other entities listed in this footnote is c/o Blackstone Inc., 345 Park Avenue, New York, New York 10154.
(5)Based on information provided to us, as of the date of this filing, each of Legence Parent ML and Legence Parent II ML has pledged, hypothecated or granted security interests in all of the shares of Class A Common Stock and, as applicable, shares of Class B Common Stock and all of the LGN Units, held by it pursuant to a margin loan agreement with customary default provisions. In the event of a default under the margin loan agreements, the secured parties may foreclose upon any and all of the shares of Class A Common Stock, shares of Class B Common Stock or LGN Units pledged to them and may seek recourse against the borrowers.
(6)Based solely on information contained in a Schedule 13G/A (the “FMR 13G”) filed with the SEC on February 5, 2026 by FMR LLC (“FMR”). The FMR 13G indicates that FMR, certain of its direct and indirect subsidiaries and affiliates, or entities whose shares are subject to reporting by FMR, have beneficial ownership of 4,007,235 shares of Class A Common Stock (the “FMR Shares”). FMR reported having sole voting power with respect to 4,005,043 of the FMR Shares and sole dispositive power with respect to all of the FMR Shares. The FMR 13G indicates that Ms. Abigail Johnson, a Director, the Chairman and the Chief Executive Officer of FMR, has sole dispositive power with respect to the FMR Shares. Members of the Johnson family, including Ms. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR, representing 49% of the voting power of FMR. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR. FMR listed its address as: 245 Summer Street, Boston, Massachusetts 02210.

Equity Compensation Plan Information

The following table summarizes compensation plans under which our equity securities are authorized for issuance as of December 31, 2025.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans(3)
Equity compensation plans approved by security holders(1)	1,357,450	$28.00	7,057,856
Equity compensation plans not approved by shareholders	—	—	—
Total	1,357,450	$28.00	7,057,856
(1)Represents securities available for issuance under our 2025 Omnibus Incentive Plan, which became effective on September 11, 2025.
(2)The weighted-average exercise price is calculated based solely on the exercise prices of the outstanding options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(3)The number of shares authorized for issuance under the 2025 Omnibus Incentive Plan is subject to an automatic annual increase on January 1 of each calendar year during the term of the 2025 Omnibus Incentive Plan, equal to the lesser of (i) two percent of our outstanding common stock on the final day of the immediately preceding calendar year, and (ii) a smaller amount determined by the Board.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Legence Holdings LLC Agreement

We, the Pubco Subsidiaries and Legence Parent ML, as the members of Legence Holdings, hold the LGN Units and our respective interests therein, and our rights as members are governed by the Legence Holdings LLC Agreement, which was entered into in connection with the Corporate Reorganization. Under the Legence Holdings LLC Agreement, we have the right, as managing member of Legence Holdings, to determine when distributions will be made to the holders of LGN Units, including us and the Pubco Subsidiaries, and the amount of any such distributions. If we authorize a distribution, such distribution will be made to the LGN Unit Holders and us and the Pubco Subsidiaries on a pro rata basis in accordance with the respective percentage ownership of LGN Units.

We, the Pubco Subsidiaries and the LGN Unit Holders will generally incur U.S. federal, state and local income taxes on our proportionate share of any taxable income of Legence Holdings and will be allocated our proportionate share of any taxable loss of Legence Holdings. Net profits and net losses of Legence Holdings generally will be allocated to us, the Pubco Subsidiaries and the LGN Unit Holders on a pro rata basis in accordance with our respective percentage ownership of LGN Units, except that certain non-pro rata adjustments will be required to be made to reflect built-in gains and losses and tax depreciation, depletion and amortization with respect to such built-in gains and losses. The Legence Holdings LLC Agreement provides, to the extent cash is available, for pro rata tax distributions to us, the Pubco Subsidiaries and the LGN Unit Holders in an amount at least sufficient to allow us to pay our taxes and make payments under the TRA.

The Legence Holdings LLC Agreement provides that, except as otherwise determined by us, at any time we issue a share of our Class A Common Stock or any other equity security other than pursuant to an incentive plan, the net proceeds received by us with respect to such issuance, if any, shall be concurrently contributed to Legence Holdings, and Legence Holdings shall issue to us one LGN Unit or other economically equivalent equity interest. Conversely, if at any time, any shares of our Class A Common Stock are redeemed, repurchased or otherwise acquired, Legence Holdings shall redeem, repurchase or otherwise acquire an equal number of LGN Units held by us (including through the Pubco Subsidiaries), upon the same terms and for the same price, as the shares of our Class A Common Stock are redeemed, repurchased or otherwise acquired.

Under the Legence Holdings LLC Agreement, the members have agreed that certain of the Existing Owners and/or one or more of their respective affiliates will be permitted to engage in business activities or invest in or acquire businesses which may compete with our business or do business with any client of ours.

Legence Holdings will be dissolved only upon the first to occur of (a) the sale of substantially all of its assets, (b) the approval of its dissolution by its managing member, along with a vote in favor of dissolution by at least two-thirds of the LGN Unit Holders or (c) entry of decree of judicial dissolution of Legence Holdings. Upon dissolution, Legence Holdings will be liquidated and the proceeds from any liquidation will be applied and distributed in the following manner: (i) first, to creditors (including to the extent permitted by law, creditors who are members) in satisfaction of the liabilities of Legence Holdings; (ii) second, to establish cash reserves for contingent or unforeseen liabilities; and (iii) third, to the members in proportion to the number of LGN Units owned by each of them.
Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation provides Blackstone with the right to designate or nominate a majority of the members of our Board so long as it and its affiliates collectively beneficially own at least 50% of the voting power of our capital stock entitled to vote generally in the election of directors. When Blackstone and its affiliates collectively beneficially own less than 50% but at least 20% of the voting power of our capital stock entitled to vote generally in the election of directors, they will have the right to generally designate or nominate a proportional number of directors to our Board. When Blackstone and its affiliates collectively beneficially own less than 20% but at least 5% of the voting power of our capital stock entitled to vote generally in the election of directors, they will have the right to designate or nominate one director to our Board. For purposes of this paragraph, the term “Blackstone” means Blackstone Inc., together with its affiliates, subsidiaries, successors and assigns (including, without limitation, Blackstone Group Management L.L.C., but excluding Legence and its subsidiaries).
Registration Rights Agreement

In connection with the closing of the IPO, we entered into a registration rights agreement with Legence Parent and Legence Parent II (such parties, and including any permitted transferees thereof, the “Registration Rights Holders”), granting them registration rights. Under the registration rights agreement, we agreed to register the sale of shares of our Class A Common Stock held by the Registration Rights Holders, and to provide such stockholders with certain customary underwritten offering, block trade and piggyback rights.
Exchange Agreement

In connection with the Corporate Reorganization, we and Legence Holdings entered into the Exchange Agreement with Legence Parent pursuant to which it (including certain permitted transferees thereof) may, subject to the terms of the Exchange Agreement and the Legence Holdings LLC Agreement, exchange LGN Units, along with a corresponding number of shares of Class B Common Stock held by it (including any permitted transferee thereof), for shares of Class A Common Stock on a one-for-one basis, subject to customary conversion rate adjustments for stock splits, stock dividends and reclassifications. At our election and solely from the net cash proceeds of a public offering or private sale of newly issued shares of Class A Common Stock, we may give an exchanging LGN Unit Holder, including Legence Parent ML, cash in an amount equal to the value of such Class A Common Stock instead of shares of Class A Common Stock. The Exchange Agreement also provides that LGN Unit Holders will not have the right to exchange LGN Units if we or Legence Holdings determine that such exchange would be prohibited by law or regulation. We or Legence Holdings may impose additional restrictions on any exchange that either of us determines to be necessary or advisable so that Legence Holdings is not treated as a “publicly traded partnership” for U.S. federal income tax purposes. As a LGN Unit Holder exchanges LGN Units, along with a corresponding number of shares of Class B Common Stock, for shares of Class A

Common Stock, the number of LGN Units held by us will be correspondingly increased as Legence Holdings acquires the exchanged LGN Units. In accordance with the Exchange Agreement, any LGN Unit Holder who surrenders all (or a portion) of its LGN Units for exchange must concurrently surrender all (or an equal portion of) shares of Class B Common Stock held by it (including fractions thereof) to Legence Holdings.
Tax Receivable Agreement

In connection with the IPO, we entered into the TRA with Legence Parent and Legence Parent II, as the initial TRA Members. The TRA generally provides for the payment by the Company to the TRA Members of 85% of the net cash tax savings, if any, in U.S. federal, state and local income tax that the Company realizes, or is deemed to realize, as a result of the Company’s (i) allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) the utilization of certain tax attributes of the blocker entities; (iii) the Basis Adjustments; and (iv) certain additional tax benefits arising from payments made under the TRA. The Company retains the benefit of the remaining 15% of these cash savings, if any. Payments under the TRA are not conditioned upon any continued ownership interest in Legence Holdings or the Company.
If we experienced a change of control or the TRA were terminated early, we expect that the estimated lump-sum payment to the initial TRA Members would be approximately $545 million (calculated using a discount rate equal to a per annum rate of 487 basis points, applied against an undiscounted liability of approximately $791 million. The Company recorded an undiscounted liability of approximately $207.4 million as of December 31, 2025 for TRA obligations that are both probable and reasonably estimable under ASC 450. Based on the expected date of payment, the full amount is recorded as a long-term liability in TRA liability as of December 31, 2025. We may need to cause Legence Holdings to incur debt and make distributions to the holders of LGN Units, including us and the Pubco Subsidiaries, to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise. Refer to “Part II, Item 8. Financial Statements and Supplementary Data, Note 16—Tax Receivable Agreement” for additional information.
Underwriting of IPO and Secondary Offering

Blackstone Securities Partners L.P. (“BSP”), an affiliate of Blackstone, underwrote approximately 3.9 million shares of the aggregate 29,487,627 shares of Class A Common Stock purchased by the underwriters in connection with the IPO (which figures take into account the partial exercise of the underwriters’ option to purchase additional shares), with underwriting discounts and commissions of $1.54 per share paid by the Company. BSP underwrote approximately 1.4 million shares of the aggregate 9,662,504 shares of Class A Common Stock purchased by the underwriters in connection with the closing of the secondary offering on December 16, 2025 involving the sale of Class A Common Stock by Legence Parent ML and Legence Parent II ML (which figures take into account the full exercise of the underwriters’ option to purchase additional shares that closed on January 8, 2026), with underwriting discounts and commissions of $1.575 per share paid by Legence Parent ML and Legence Parent II ML.
IPO Proceeds

The Company indirectly contributed all of the net proceeds from the IPO (including from the partial exercise of the underwriters’ option to purchase additional shares) (approximately $773.0 million, after deducting underwriting discounts and commissions and offering expenses) to Legence Holdings in exchange for LGN Units issued to Legence Sub. Legence Holdings used such net proceeds to repay borrowings outstanding under the Term Loan Facility provided under the Credit Agreement and for general corporate purposes.
Directed Share Program

As part of the IPO, the underwriters allocated, and one of the representatives of the underwriters sold, an aggregate of 396,103 shares of Class A Common Stock at the initial public offering price per share of $28.00 to certain parties related to us, including certain of our employees and Terrence Keenen, our director, through a directed share program.
Indemnification Agreements with Our Directors and Officers

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our governing documents require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. Subject to certain limitations, the indemnification agreements and our governing documents also require us to advance expenses incurred by our directors and officers.

Transactions with Entities Associated with the BX Aggregators and Certain Other Related Persons
During the year ended December 31, 2025, Legence received net payments of approximately $1.5 million related to contracts with entities associated with BX Refficiency Aggregator LP. Refer to “Note 20—Related Party Transactions” in the Notes to Consolidated Financial Statements included in "Part II, Item 8. Financial Statements and Supplementary Data" for additional information.

Furthermore, Jeffery Hansen, the brother of Stephen Hansen, our Chief Operating Officer, is employed by a subsidiary of the Company, as a General Foreman. For the year ended December 31, 2025, Jeffery Hansen’s total compensation was approximately $398,151. Additionally, Jeffery Hansen has received and continues to be eligible to receive a bonus, equity awards and benefits on the same general terms and conditions as applicable to unrelated union employees in similar positions.
Review, Approval or Ratification of Transactions with Related Persons

A “Related Party Transaction” is a transaction, arrangement or relationship in which we or any of our subsidiaries was, is or will be a participant, the amount of which involved exceeds $120,000 and in which any Related Person had, has or will have a direct or indirect material interest. A “Related Person” means:

•any person who is, or at any time during the applicable period was, one of our executive officers or one of our directors;
•any person who is known by us to be the beneficial owner of more than 5% of our Common Stock;
•any immediate family member of any of the foregoing persons, which means any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of a director, executive officer or a beneficial owner of more than 5% of our Common Stock, and any person (other than a tenant or employee) sharing the household of such director, executive officer or beneficial owner of more than 5% of our Common Stock; and
•any firm, corporation or other entity in which any of the foregoing persons is a partner or principal or in a similar position or in which such person has a 10% or greater beneficial ownership interest.

Our Board has adopted a written related party transactions policy (the “RPT Policy”). The RPT Policy requires that, prior to entering into a Related Party Transaction, the Audit Committee shall review the material facts of the proposed transaction in advance. In determining whether to approve or ratify such a Related Party Transaction, the Audit Committee will take into account, among other factors it deems appropriate, (1) whether the Related Party Transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, (2) the extent of the Related Person’s interest in the transaction and (3) whether the Related Party Transaction is material to the Company.
Director Independence

Our Board has affirmatively determined that each of Messrs. Coghlan, Keenen, Khan and Nimocks and Ms. Kelly qualifies as an independent director under Nasdaq listing standards, including with respect to Board committee service. In addition, our Board has affirmatively determined that each of Mr. Coghlan and Ms. Kelly is “independent” for purposes of Rule 10A-3 under the Exchange Act, and that each of Messrs. Coghlan, Keenen and Khan is “independent” for purposes of Rule 10C-1 under the Exchange Act. There are no family relationships among any of our directors or executive officers.
Item 14. Principal Accounting Fees and Services

Deloitte & Touche LLP (“Deloitte”) served as our independent registered public accounting firm in 2025. The Audit Committee has selected Deloitte as our independent registered public accounting firm for the fiscal year ending December 31, 2026.

The following table summarizes the fees for professional services rendered by Deloitte for the audit of the Company’s annual financial statements for the years ended December 31, 2025 and December 31, 2024 and for other fees for services rendered by Deloitte during those periods.

(in thousands)	2025	2024
Audit Fees(1)	$11,312	$3,015
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—

All Other Fees(4)	2	—
Total	$11,314	$3,015
(1)Includes fees for the audit of the Company’s annual consolidated financial statements, review procedures of the Company’s quarterly financial statements, issuance of consents, comfort letters and assistance with and review of documents filed with the SEC, as well as fees associated with work performed in connection with registration statements.
(2)Includes fees for the audit of the Company’s annual consolidated financial statements, review procedures of the Company’s quarterly financial statements, issuance of consents, comfort letters and assistance with and review of documents filed with the SEC, as well as fees associated with work performed in connection with registration statements.
(3)Includes fees for tax advisory and compliance services.
(4)Includes fees for other professional services that are not related to the above categories.

Audit Pre-Approval Policies and Procedures

As required by SOX, the Audit Committee is responsible for the approval of all audit and permitted non-audit and tax services performed by our independent public accountants. The entire Audit Committee determines whether to approve such services and, therefore, no other pre-approval policies or procedures are currently in place. The Audit Committee approved 100% of the audit and permitted non-audit and tax services performed by Deloitte. The Audit Committee has considered and ultimately determined that the provision of any of the non-audit or other services provided by Deloitte to the Company is compatible with maintaining Deloitte’s independence

Part IV
Item 15. Exhibits and Financial Statement Schedules
The following financial statements, schedules and exhibits are filed as part of this Annual Report on Form 10-K:
(1) Consolidated financial statements. The consolidated financial statements are included in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K together with the Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34) on those consolidated financial statements.
(2) Financial statement schedules. All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or the notes to the consolidated financial statements in Item 8. Financial Statements and Supplementary Data in Part II of this Annual Report on Form 10-K.
(3) Exhibits.

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated November 13, 2025, by and among The Bowers Group, Inc., a Maryland corporation, Wayne E. Bowers Revocable Living Trust, Quiet Harbor Trust and The David O’Donnell Revocable Trust dated Nov. 15, 2008, collectively as the sellers, Legence Subsidiary Holdings, LLC, as the purchaser, and Legence Corp., as parent of the purchaser (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on November 14, 2025).

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
3.3
Amended and Restated Limited Liability Company Agreement of Legence Holdings LLC, dated as of September 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

*4.1	Description of Securities of Legence Corp.
4.2
Registration Rights Agreement, dated as of September 15, 2025, by and among Legence Corp. and each of the other signatories from time to time party thereto (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

†10.1
Credit Agreement, dated as of December 16, 2020, by and among Legence Intermediate LLC, as holdings, Legence Holdings LLC, as borrower, Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and an L/C issuer, the guarantors party thereto from time to time and the lenders party thereto from time to time (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.2
Amendment No. 1 to Credit Agreement, dated as of August 5, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.3
Amendment No. 2 to Credit Agreement, dated as of October 28, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.4
Amendment No. 3 to Credit Agreement, dated as of November 9, 2022 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.5
Amendment No. 4 to Credit Agreement, dated as of February 27, 2023 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.6
Amendment No. 5 to Credit Agreement, dated as of July 31, 2023 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.7
Amendment No. 6 to Credit Agreement, dated as of January 19, 2024 (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.8
Amendment No. 7 to Credit Agreement, dated as of June 18, 2024 (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.9
Amendment No. 8 to Credit Agreement, dated as of November 21, 2024 (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.10
Amendment No. 9 to Credit Agreement, dated as of February 6, 2025 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

†10.11
Amendment No. 10 to the Credit Agreement, dated as of September 8, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

†10.12
Amendment No. 11 to Credit Agreement, dated as of October 30, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-42838, filed with the Commission on October 30, 2025).

†10.13
Amendment No. 12 to Credit Agreement, dated as of January 2, 2026 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, File No. 001-42838, filed with the Commission on January 2, 2026).

*†10.14	Amendment No. 13 to Credit Agreement, dated as of January 15, 2026.
10.15	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).
10.16
Tax Receivable Agreement, dated as of September 11, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

10.17
Exchange Agreement, dated September 11, 2025 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, File No. 001-42838, filed with the Commission on November 14, 2025).

+10.18
Employment Agreement, dated as of April 15, 2019, by and between Therma Services LLC and Jeffrey Sprau (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

+10.19
Employment Agreement, dated as of November 9, 2021, by and between Therma Services LLC and Stephen Butz (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

+10.20
Employment Agreement, dated as of July 26, 2021, by and between Therma Services LLC and Gregory M. Barnes (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

+10.21
Employment Agreement, dated as of October 25, 2021, by and between Therma Services LLC and Bryce Seki (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

+10.22
Letter Agreement Re: Retention Bonuses, dated August 11, 2025, by and between Legence Holdings and Stephen Butz (incorporated by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the Commission on August 15, 2025).

*+10.23	Employment Agreement, dated as of June 20, 2017, by and between Therma Services LLC and Stephen Hansen.
+10.24
Form of Stock Option Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

+10.25
Form of RSU Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

+10.26
Form of Non-Employee Director Restricted Stock Unit Grant Notice and Award Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).

+10.27	Legence Corp. 2025 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the Commission on September 15, 2025).
+10.28	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8, File No. 333-294093, filed with the Commission on March 6, 2026).
*19.1	Insider Trading Policy of Legence Corp.
*21.1	Subsidiaries of Legence Corp.
*23.1	Consent of Deloitte & Touche LLP, as to Legence Corp.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*97.1	Clawback Policy of Legence Corp.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LEGENCE CORP.

Date:	March 30, 2026	By:	/s/ Jeffrey Sprau
Jeffrey Sprau
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jeffrey Sprau	Chief Executive Officer and Director (principal executive officer)	March 30, 2026
Jeffrey Sprau

/s/ Stephen Butz	Chief Financial Officer (principal financial officer)	March 30, 2026
Stephen Butz

/s/ Philippe Le Bris	Chief Accounting Officer (principal accounting officer)	March 30, 2026
Philippe Le Bris

/s/ Terrence Keenen	Chairman of the Board	March 30, 2026
Terrence Keenen

/s/ David J. Coghlan	Director	March 30, 2026
David J. Coghlan

/s/ Christie Kelly	Director	March 30, 2026
Christie Kelly

/s/ Bilal Khan	Director	March 30, 2026
Bilal Khan

/s/ Robert Mitchell Nimocks	Director	March 30, 2026
Robert Mitchell Nimocks