Form 10-Q
period 2026-03-31
Legence Corp.
filed 2026-05-14
CIK 2052568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
As of May 11, 2026, there were 108,037,932 shares of total common stock of the Registrant outstanding, including 76,866,798 shares of Class A common stock, par value $0.01 per share, and 31,171,134 shares of Class B common stock, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statement was made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Quarterly Report. Examples of forward-looking statements include, among others, statements we make regarding:
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
•our ability to comply with increasing scrutiny, regulatory requirements and changing stakeholder expectations with respect to sustainability and environmental, social and governance matters;
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
We caution you that these forward-looking statements are subject to all of the risks and uncertainties incident to the business in which we operate, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, the risks described under “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the year ended December 31, 2025 (the “2025 Annual Report”) and “Part II, Item 1A. Risk Factors” of this Quarterly Report.
Should one or more of the risks or uncertainties referred to in the 2025 Annual Report or this Quarterly Report occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified in their entirety by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Legence Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$244,620	$230,166
Accounts receivable, net	827,255	584,060
Contract assets, net	355,750	259,941
Prepaid expenses and other current assets	42,974	36,179
Total current assets	1,470,599	1,110,346
Property and equipment, net of accumulated depreciation of $106,729 and $98,650 as of March 31, 2026 and December 31, 2025, respectively	115,361	92,333
Operating lease right-of-use assets (including $19,082 and $20,025 as of March 31, 2026 and December 31, 2025, respectively, from related parties)	143,794	117,139
Goodwill	841,958	764,336
Intangible assets, net	843,266	551,420
Other assets	68,130	43,822
Total assets(a)	$3,483,108	$2,679,396
Liabilities and Equity
Current liabilities:
Accounts payable	$350,316	$246,161
Accrued compensation and benefits	120,264	68,064
Accrued and other current liabilities	73,849	16,475
Contract liabilities	543,280	339,462
Current portion of operating lease liabilities (including $3,946 and $3,920 as of March 31, 2026 and December 31, 2025, respectively, from related parties)	27,402	21,300
Current portion of long-term debt	18,297	16,694
Total current liabilities	1,133,408	708,156
Long-term debt, net of current portion (including $96,545 and $84,735 as of March 31, 2026 and December 31, 2025, respectively, from related parties)	1,008,769	812,398
Operating lease liabilities, net of current portion (including $16,290 and $17,282 as of March 31, 2026 and December 31, 2025, respectively, from related parties)	123,250	103,762
Tax receivable agreement liability - related party	208,838	207,448
Deferred tax liabilities, net	45,149	46,714
Other long-term liabilities	12,655	12,123
Total liabilities(a)	2,532,069	1,890,601
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding as of March 31, 2026 and December 31, 2025	—	—
Class A common stock $0.01 par value, 1,000,000,000 shares authorized, 67,338,099 and 63,856,975 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	673	638
Class B common stock $0.01 par value, 200,000,000 shares authorized, 40,699,833 and 41,479,954 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	407	415
Additional paid-in capital	796,998	701,791
Accumulated deficit	(293,855)	(309,949)
Accumulated other comprehensive income (loss)	1,221	(698)
Total Legence stockholders' equity	505,444	392,197
Noncontrolling interests	445,595	396,598
Total stockholders' equity	951,039	788,795
Total liabilities and stockholders' equity	$3,483,108	$2,679,396
(a) As of March 31, 2026, total assets include $18.8 million and total liabilities include $8.7 million for consolidated variable interest PCs as defined in “Note 6—Variable Interest Entities and Equity Method Investments”. As of December 31, 2025, total assets include $21.8 million and total liabilities include $9.4 million for consolidated variable interest PCs. Substantially all of the remaining total assets and total liabilities are attributable to the consolidated Legence Holdings variable interest entity, excluding the Tax receivable agreement liability (refer to “Note 14—Tax Receivable Agreement”) and deferred tax assets net of valuation allowance of $51.9 million and $29.5 million included in Other assets as of March 31, 2026 and December 31, 2025, respectively. Assets of the variable interest entities can only be used to settle the liabilities of those entities. Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenue	$1,037,893	$505,953
Cost of revenue	851,739	394,249
Gross profit	186,154	111,704

Selling, general and administrative	116,095	69,459
Depreciation and amortization	36,828	26,092
Acquisition-related costs	11,432	157
Gain on sale of property and equipment	(64)	(98)
Equity in earnings of joint venture	(504)	(460)
Income from operations	22,367	16,554

Other expense (income):
Interest expense (including $1,680 and $4,296 for the three months in 2026 and 2025, respectively, from related parties)	17,000	29,641
Interest income	(1,320)	(755)
Credit agreement amendment fees	3,243	2,877
Other income, net	(569)	(108)
Total other expense, net	18,354	31,655
Income (loss) before income tax	4,013	(15,101)

Income tax (benefit) expense	(13,381)	4,038
Net income (loss)	17,394	(19,139)
Net income attributable to noncontrolling interests	1,300	2,074
Net income (loss) attributable to Legence	$16,094	$(21,213)

Earnings per share:
Basic	$0.24
Diluted	$0.13
Weighted-average Class A Common Stock outstanding:
Basic	67,151
Diluted	108,431
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,394	$(19,139)
Other comprehensive income (loss), net:
Gain (loss) related to interest rate swaps, net of tax	3,110	(6,214)
Other comprehensive income (loss)	3,110	(6,214)
Comprehensive income (loss)	20,504	(25,353)
Comprehensive income attributable to noncontrolling interests	2,472	2,074
Comprehensive income (loss) attributable to Legence	$18,032	$(27,427)
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2025	63,856,975	$638	41,479,954	$415	$701,791	$(309,949)	$(698)	$392,197	$396,598	$788,795
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	—	—	—	—	(5,112)	—	—	(5,112)	—	(5,112)
Stock-based compensation for RSUs and stock options	—	—	—	—	4,025	—	—	4,025	—	4,025
Issuance of Class A Common Stock for acquisitions	2,701,003	27	—	—	106,410	—	—	106,437	—	106,437
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC and issuances of Class A Common Stock	—	—	—	—	(23,681)	—	(19)	(23,700)	23,700	—
Exchange of Class B Common Stock to Class A Common Stock	780,121	8	(780,121)	(8)	—	—	—	—	—	—
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	22,825	22,825
Contribution from Legence Parent II for Series A Interests	—	—	—	—	13,565	—	—	13,565	—	13,565
Other comprehensive income	—	—	—	—	—	—	1,938	1,938	1,172	3,110
Net income	—	—	—	—	—	16,094	—	16,094	1,300	17,394
Balance, March 31, 2026	67,338,099	$673	40,699,833	$407	$796,998	$(293,855)	$1,221	$505,444	$445,595	$951,039

	Member's Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2024	$443,738	$(250,169)	$9,111	$202,680	$912	$203,592
Reclassification of vested Legence Parent Series A Interests from liabilities	33	—	—	33	—	33
Other comprehensive loss	—	—	(6,214)	(6,214)	—	(6,214)
Net (loss) income	—	(21,213)	—	(21,213)	2,074	(19,139)
Balance, March 31, 2025	$443,771	$(271,382)	$2,897	$175,286	$2,986	$178,272
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$17,394	$(19,139)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of intangible assets	32,554	21,462
Depreciation of property and equipment	9,722	7,889
Amortization of debt issuance costs and discounts	425	1,084
Stock-based compensation	36,652	(4,458)
Compensation expense - Performance Interests	3,763	—
Deferred taxes	(19,321)	(1,452)
Equity in earnings of joint venture	(504)	(460)
Operating lease right-of-use asset lease expense	6,877	4,001
Other	31	(200)
Changes in operating assets and liabilities:
Accounts receivable, net	(59,199)	32,451
Contract assets	(25,711)	(9,991)
Prepaid expenses and other current assets	(1,549)	(664)
Accounts payable	26,144	(5,733)
Accrued compensation and benefits	24,044	11,009
Accrued and other current liabilities	(5,856)	1,919
Contract liabilities	79,141	(4,932)
Operating lease liabilities, current and long-term	(5,153)	(3,272)
Other long-term assets and liabilities	658	(53)
Cash provided by operating activities	120,112	29,461

Cash flows from investing activities:
Purchases of property and equipment	(17,822)	(5,364)
Consideration paid for acquisitions, net of cash acquired	(281,330)	(453)
Proceeds from sale of property and equipment	133	67
Cash used in investing activities	(299,019)	(5,750)

Cash flows from financing activities:
Term loan borrowings (including $15,000 and $2,495 in 2026 and 2025, respectively, from related parties)	200,000	2,495
Term loan payments	(2,494)	(6,604)
Revolver borrowings	25,000	—
Revolver payments	(25,000)	—
Notes payable payments	(1,905)	(3,379)
Finance lease payments	(1,288)	(849)
Debt issuance costs	(892)	—
Payments for deferred offering costs	(60)	(7,416)
Cash provided by (used in) financing activities	193,361	(15,753)
Increase in cash and cash equivalents	14,454	7,958
Cash and cash equivalents, beginning of period	230,166	81,167
Cash and cash equivalents, end of period	$244,620	$89,125
The supplemental disclosures to the Condensed Consolidated Statements of Cash Flows are included in "Note 19 – Other Financial Information.”
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1 - Nature of Operations and Basis of Presentation
Organization

Legence Corp. was incorporated as a Delaware corporation on January 9, 2025 as a holding company for the purpose of facilitating an initial public offering (“IPO”) and other related transactions in order to carry on the business of Legence Holdings LLC (“Legence Holdings”). Legence Holdings and its subsidiaries are a leading provider of engineering, installation and maintenance services for mission-critical systems in buildings. The Company focuses on high-growth sectors that have technically demanding buildings, including technology, life sciences, healthcare and education. The Company specializes in designing, fabricating and installing complex heating, ventilation and air conditioning (“HVAC”), process piping and other mechanical, electrical and plumbing (“MEP”) systems for new facilities and upgrading HVAC, lighting and building controls in existing facilities to enhance building performance, improve reliability and drive efficiency. Services are primarily provided on a fixed price basis.
All references to the “Company” or “Legence” in this report are to Legence Corp. and its consolidated subsidiaries.
Initial Public Offering and Organizational Transactions
On September 15, 2025, the Company completed its IPO. In connection with the IPO, the Company completed a corporate reorganization (the “Corporate Reorganization”) that established an UP-C structure in which Legence Corp. became the managing member of Legence Holdings, Legence Holdings interests were recapitalized into LGN A Units and LGN B Units (collectively, “LGN Units”), Legence Parent II LLC (“Legence Parent II”), Legence Parent Management Aggregator LLC (“Management Aggregator I”) and Legence Parent II Management Aggregator LLC (“Management Aggregator II,” and together with Management Aggregator I, the “Management Aggregators”) were formed, and Legence Parent LLC (“Legence Parent”) subscribed for Class B common stock (“Class B Common Stock”) for nominal consideration and retained a portion of its pre-IPO ownership in Legence Holdings through LGN B Units. The number of LGN A Units corresponds on a one-for-one basis with shares of the Company’s Class A common stock, par value $0.01 (the “Class A Common Stock”), while the number of LGN B Units corresponds on a one-for-one basis with shares of the Company’s Class B Common Stock. Class A Common Stock (corresponding to LGN A Units) is held by Legence Parent and Legence Parent II (through their respective wholly-owned subsidiaries, since the fourth quarter of 2025, as described below) and public shareholders.

The Corporate Reorganization was accounted for in a manner consistent with a reorganization of entities under common control. The unaudited Condensed Consolidated Financial Statements for periods prior to the IPO and Corporate Reorganization relate to Legence Holdings. Prior to the Corporate Reorganization, Legence Corp. had no operations.

Additionally, as part of the Corporate Reorganization, Legence Corp. entered into an exchange agreement (the “Exchange Agreement”) in which the holders of LGN B Units may exchange their LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, for shares of Class A Common Stock of Legence Corp. on a one-for-one basis or the cash equivalent thereof (based on the 10-day volume weighted average price of the shares of Class A Common Stock at the time of exchange) as determined by Legence (the “Exchange Right”). If the Company elects the exchange to be settled in cash, the cash used to settle the redemption must be funded through a private sale or public offering of Class A Common Stock.

In the fourth quarter of 2025, Legence Parent and Legence Parent II formed Legence Parent ML LLC and Legence Parent II ML LLC (together, the “ML Entities”), which now hold the interests in Legence Holdings and Legence Corp. previously held by Legence Parent and Legence Parent II (collectively, the “Parent Entities”).

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited Condensed Consolidated Financial Statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company’s audited Consolidated Financial Statements and notes thereto from the Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 (the “2025 Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from the 2025 audited Consolidated Financial Statements but does not

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
include all disclosures required by GAAP. The preparation of the unaudited Condensed Consolidated Financial Statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that will be realized for the year ended December 31, 2026, or for any future period. These condensed consolidated financial statements should be read in conjunction with the 2025 Annual Report.
Note 2 - Summary of Significant Accounting Policies
Refer to “Note 2. Summary of Significant Accounting Policies” in the 2025 Annual Report for the discussion of our significant accounting policies.
Recent Accounting Pronouncements
Hedge Accounting Improvements - In December 2025, the FASB issued Accounting Standards Update ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“Update 2025-09”). The guidance introduces targeted refinements intended to align hedge accounting with risk management activities, including greater flexibility in hedge designation and clarifications for certain instruments. Update 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2025-09 will have on the Consolidated Financial Statements.
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“Update 2025-06”), which removes references to the project stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Update 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption and a prospective, retrospective or modified transition approach are permitted. The Company is currently evaluating the impact that the adoption of Update 2025-06 will have on its Consolidated Financial Statements.
Measurement of Credit Losses for Accounts Receivable and Contract Assets - In July 2025, the FASB issued ASU 2025-05, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“Update 2025-05”), which allows entities to elect a practical expedient for current accounts receivables and contract assets to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The Company adopted Update 2025-05 as of January 1, 2026, on a prospective basis, and it did not have a material impact on the Condensed Consolidated Financial Statements.
Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“Update 2025-03”). This update revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. It requires that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Update 2025-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. Update 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company is currently evaluating the impact that the adoption of Update 2025-03 will have on its Consolidated Financial Statements.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“Update 2024-03”). This update requires disclosure, in the notes to the financial statements, of disaggregated information about certain income statement costs and expenses on an interim and annual basis. Update 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2024-03 will have on its Consolidated Financial Statements.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Note 3 - Revenue Recognition and Related Balance Sheet Accounts
Revenue is recognized when control of the promised goods or services is transferred to the customer, either at a point-in-time or over-time, as the performance obligation is satisfied. The amount of revenue recognized reflects the transaction price, which is the consideration that the Company expects to receive in exchange for those goods or services provided. Most of the Company's contracts are considered to have a single performance obligation satisfied over time using the input method (i.e., “Cost-to-Cost Input Method”).
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
For contracts where the Company applies the Cost-to-Cost Input Method, the accuracy of the Company’s revenue and profit recognition in each reporting period depends on the accuracy of management’s estimates of the cost to complete each project. Contract costs include labor, material, subcontractors and various overhead costs such as maintenance, depreciation, consumables, or equipment rentals, which are either directly related to the fulfillment of specific contract performance obligations or indirectly contribute to the overall customer service delivery fulfillment of multiple contracts and obligations. Costs associated with change orders, unresolved contract modifications, claims to or from owners and back-charge recoveries are recorded as incurred. Revisions to estimated total costs are reflected in the Company’s measure of progress.
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
The Company disaggregates revenue by service line as management believes this category best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the following table (in thousands):

	Three Months Ended March 31,
Revenue by Service Line and Segment	2026	2025
Engineering & Consulting:
Engineering & Design	$97,571	$106,542
Program & Project Management	68,230	38,905
Total Engineering & Consulting segment	165,801	145,447
Installation & Maintenance:
Installation & Fabrication	758,592	289,682
Maintenance & Service	113,500	70,824
Total Installation & Maintenance segment	872,092	360,506
Revenue	$1,037,893	$505,953
One customer of the Installation & Maintenance segment represented 17.5% and 6.2% of the Company’s revenue for the three months ended March 31, 2026 and March 31, 2025, respectively. No other single customer accounted for more than 10% of revenue for the three months ended March 31, 2026 and March 31, 2025.
Contract Assets and Liabilities
Due to the nature of the Company’s performance obligations and the timing of contractual payment terms, the Company has material contract asset and liability balances.
Contract assets include $140.1 million and $98.5 million of contract retentions as of March 31, 2026 and December 31, 2025, respectively. Contract retentions included in contract assets are generally subject to substantial project completion and acceptance by the customer.
Contract assets and contract liabilities fluctuate based on factors that occur in the normal course of business, including the volume of projects in progress at period end, the timing of negotiated payment terms, billing frequency and other differences in payment terms relative to revenue recognition.
The Company recognized $70.1 million of contract assets and $124.7 million of contract liabilities as part of purchased assets and liabilities related to acquisitions completed during the three months ended March 31, 2026. Refer to “Note 4—Acquisitions” for further information. The remaining increase in contract assets from December 31, 2025 to March 31, 2026 was primarily due to the increase in the Company’s volume of project activity from both Installation & Maintenance and Engineering & Consulting segments, as reflected in increased revenue from these segments for the three months ended March 31, 2026. The remaining change in contract liabilities from December 31, 2025 to March 31, 2026 is primarily due to the timing and amount of revenue recognized.
During the three months ended March 31, 2026 and March 31, 2025, the Company recognized revenue of $200.7 million and $72.8 million, respectively, related to contract liabilities outstanding as of December 31, 2025 and December 31, 2024, respectively.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Contracts Receivable
Included in the contracts receivable balance is retention for which the Company has an unconditional right to payment and is only subject to the passage of time. Retentions included in Contracts Receivable as of both March 31, 2026 and December 31, 2025 were $9.6 million.
Remaining Performance Obligations
The Company had approximately $4,196.5 million in remaining performance obligations as of March 31, 2026, which represent the expected revenue values under the Company’s contracted or otherwise secured fixed-price project commitments. The Company expects to recognize approximately 65% to 75% of the remaining performance obligations within the next 12 months. The majority of the remaining performance obligations after the first 12 months are expected to be recognized within the following two years.
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
2026 Acquisitions:
On November 13, 2025, the Company entered into an equity purchase agreement to acquire all of the outstanding equity of The Bowers Group, Inc. (“Bowers”). The acquisition was completed on January 2, 2026. Bowers is a mechanical contracting company based in Maryland. This acquisition adds mechanical contracting capabilities to the Company’s existing electrical contracting capabilities in the mid-Atlantic region. The Bowers operations and associated goodwill are included in the Installation & Maintenance segment.
On March 1, 2026, the Company acquired Metrix Engineers, LLC (“Metrix”). Metrix is an MEP engineering business based in Washington. This acquisition expands the Company’s geographic footprint in engineering services. The Metrix operations and associated goodwill are included in the Engineering & Consulting segment.

Total consideration transferred of $460.0 million for the 2026 acquisitions consists of the following, subject to customary post‑closing purchase price adjustments (in thousands):

	Bowers	Metrix	Total
Cash	$283,104	$25,181	$308,285
Issuance of Legence Corp. Class A Common Stock	98,635	7,802	106,437
Deferred consideration	44,941	—	44,941
Holdback	—	299	299
Total consideration transferred	$426,680	$33,282	$459,962
For the Bowers acquisition, the Company issued 2,551,672 shares of Class A Common Stock. The deferred consideration is payable on December 31, 2026, in cash, Class A Common Stock, or a combination, at the Company’s discretion. The

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Company incurred incremental term loan borrowings of $200.0 million to partially finance the Bowers acquisition. Refer to “Note 7—Debt.” For the Metrix acquisition, the Company issued 149,331 shares of Class A Common Stock.
A summary of the purchased assets and liabilities for the 2026 acquisitions acquired at their fair value was as follows (in thousands):

	Bowers	Metrix	Total
Cash	$27,934	$34	$27,968
Accounts receivable	180,536	3,267	183,803
Contract assets	67,416	2,691	70,107
Prepaid expenses and other current assets	3,432	81	3,513
Property and equipment	15,611	359	15,970
Operating lease right-of-use assets	21,679	902	22,581
Goodwill	72,197	5,425	77,622
Intangible assets	302,000	22,400	324,400
Other assets	468	—	468
	691,273	35,159	726,432

Accounts payable	(79,834)	(47)	(79,881)
Accrued compensation and benefits	(28,156)	—	(28,156)
Accrued and other current liabilities	(11,505)	(4)	(11,509)
Contract liabilities	(123,752)	(925)	(124,677)
Current portion of operating lease liabilities	(4,000)	(180)	(4,180)
Current portion of long-term debt	(1,276)	—	(1,276)
Long-term debt, net of current portion	(1,391)	—	(1,391)
Operating lease liabilities, net of current portion	(14,679)	(721)	(15,400)
	(264,593)	(1,877)	(266,470)
Net acquired assets	$426,680	$33,282	$459,962
Finite-lived intangible assets that are being amortized using the straight-line method over their estimated lives at the applicable acquisition dates in 2026 consist of the following (in thousands, except weighted-average useful lives):

	Bowers	Metrix	Total	Weighted- average Useful Life (in years)
Customer relationships	$199,900	$18,700	$218,600	11.0
Trade names	46,600	—	46,600	10.0
Contract backlog	55,500	3,700	59,200	2.0
	$302,000	$22,400	$324,400
Goodwill arising from acquisitions is derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the 2026 acquisitions.
During the three months ended March 31, 2026, the Company incurred acquisition-related costs of $10.5 million and $0.9 million for the Bowers and Metrix acquisitions, respectively, which is included in Acquisition-related costs on the Condensed Consolidated Statements of Operations.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The purchase price allocation presented above reflects preliminary fair value estimates. The Company is in the process of finalizing working capital amounts and valuation amounts for certain intangible assets acquired. The Company has recorded preliminary estimates for these items and will record adjustments, if any, upon finalization of the respective valuations. The Company expects to complete the purchase price allocations of the 2026 acquisitions as soon as practicable but no later than one year from the respective acquisition dates.
2025 Acquisitions:
On October 1, 2025, the Company acquired Innovative Mechanical & Design, LLC (“IMD”). IMD is a mechanical contracting business based in Colorado. This acquisition expands the Company’s geographic footprint in mechanical services. The IMD operations and associated goodwill are included in the Installation & Maintenance segment.
During the year ended December 31, 2025, the Company completed one other immaterial acquisition (“Other 2025 Acquisition”). The business is a part of the Engineering & Consulting segment and is an MEP engineering business based in Arizona. This acquisition expands the Company’s customer base and provides additional opportunities for cross-selling.
Total consideration transferred of $21.5 million for the 2025 acquisitions consists of the following (in thousands):

	IMD	Other 2025 Acquisition	Total
Cash	$9,302	$6,909	$16,211
Issuance of Legence Corp. Class A Common Stock	3,589	449	4,038
Holdback	1,000	250	1,250
Purchase price receivable	(37)	—	(37)
Total consideration transferred	$13,854	$7,608	$21,462
The Company issued 145,600 shares of Class A Common Stock as part of the 2025 acquisitions. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of March 31, 2026, there was $1.3 million in holdback included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets related to 2025 acquisitions.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
Supplemental Pro Forma Information
The following unaudited supplemental pro forma results of operations for Legence are presented as if the Bowers acquisition had been consummated on January 1, 2025. There is no pro forma information included for the three months ended March 31, 2026, as the Company’s actual financial results for the period fully reflect the acquisition of Bowers. Pro forma results for the Metrix acquisition are not presented as they are not material to the Company’s Condensed Consolidated Financial Statements. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands).

Three Months Ended March 31,
2025
Revenue	$682,737
Net loss attributable to Legence	$(31,561)
These pro forma combined historical results were adjusted for: an increase in interest expense for debt incurred by the Company to finance the transactions, increased depreciation and amortization expense due to the fair value of fixed assets and intangible assets, adjustments for operating lease right-of-use asset lease expense, recognition of retention bonuses and other share-based payments as compensation expense, accretion of deferred consideration, reclassification of transaction expenses to the beginning of the pro forma period, and other adjustments including income tax effects and noncontrolling interests. The pro forma combined historical results do not eliminate the impact of acquisition-related costs or any cost

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
savings or other synergies that may result from the acquisitions. The pro forma results include $14.5 million of acquisition-related costs that are not expected to have a continuing impact on the Company’s operations.
Results of Operations
For the three months ended March 31, 2026, Revenue of $243.3 million and Net loss attributable to Legence of $9.2 million are included in the Condensed Consolidated Statements of Operations for the Bowers acquisition. Results of operations for the Metrix acquisition are not disclosed as they are not material to the Company’s Condensed Consolidated Financial Statements.
Note 5 - Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of Goodwill by segment (in thousands):

Carrying value of Goodwill	Engineering & Consulting	Installation & Maintenance	Total
Balance, December 31, 2025	$412,987	$351,349	$764,336
Acquisitions	5,425	72,197	77,622
Balance, March 31, 2026	$418,412	$423,546	$841,958

Accumulated goodwill impairment
Balance, December 31, 2025	$47,821	$47,407	$95,228
Balance, March 31, 2026	$47,821	$47,407	$95,228
The Company’s identifiable intangible assets consist of the following (in thousands, except weighted-average remaining lives):

	March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$877,398	$(227,785)	$649,613	8.7
Trade names	227,028	(86,545)	140,483	6.1
Contract backlog	60,770	(7,600)	53,170	1.7
	$1,165,196	$(321,930)	$843,266

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$658,798	$(209,054)	$449,744	8.3
Trade names	180,428	(80,068)	100,360	5.4
Contract backlog	1,570	(254)	1,316	1.4
	$840,796	$(289,376)	$551,420
The value of acquired identifiable intangibles at the applicable acquisition dates in 2026 is $324.4 million. Refer to “Note 4—Acquisitions” for further information.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Future amortization of intangible assets as of March 31, 2026 was as follows (in thousands):

Year ended December 31:
2026 (nine months remaining)	$99,394
2027	128,196
2028	98,604
2029	98,270
2030	97,007
Thereafter	321,795
$843,266
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
The Company has various contractual relationships with two professional corporations (“PCs”) that provide engineering and design services in New York and California. The Company does not own any equity interest in the PCs but provides most of the administrative functions, personnel and other resources required for the PCs to fulfill contracts with their customers. The Company receives fees from the PCs for these services. The Company is the primary beneficiary of the PCs. As such, the Company consolidates the PCs within the Condensed Consolidated Financial Statements.
The table below shows the carrying amounts and classification of the PCs’ assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets, excluding intercompany balances (in thousands):

	March 31, 2026	December 31, 2025
Cash	$2,173	$5,019
Accounts receivable, net	13,028	12,868
Contract assets, net	3,382	3,699
Total current assets	18,583	21,586
Other assets	210	224
Total assets	$18,793	$21,810

Accrued and other current liabilities	$1,770	$2,359
Contract liabilities	6,923	7,012
Total liabilities	$8,693	$9,371

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The assets of the PCs can only be used to settle their own obligations. The Company and the PCs have a promissory note agreement that allows each PC to borrow up to $1.0 million from the Company; however, no amounts have been borrowed. The Company’s Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations and Condensed Consolidated Statements of Cash Flows, net of intercompany eliminations, are impacted by the performance of the PCs. The Company's Condensed Consolidated Financial Statements show noncontrolling interests, which represent the equity owned by the PCs’ owner.
Equity Method Investments
The Company has investments in, and transactions with, a number of unconsolidated joint ventures. The investments and earnings are immaterial. In addition, the Company recognized immaterial related-party revenue from subcontracts with these joint ventures during the three months ended March 31, 2026 and 2025, respectively. These amounts are included in Revenue on the Condensed Consolidated Statements of Operations.
Note 7 - Debt
Debt obligations consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Term loan	$995,278	$797,772
Notes payable	26,167	27,345
Finance lease liabilities	12,818	10,642
Total debt	1,034,263	835,759
Less: Current portion	(18,297)	(16,694)
Less: Unamortized debt issuance costs and discounts	(7,197)	(6,667)
Long-term debt, net of current portion	$1,008,769	$812,398
Term loan
Legence Holdings has entered into a credit agreement (as amended from time to time) with Jefferies Finance LLC as the administrative agent for a group of lenders, which provides for a term loan credit facility and a revolving credit facility. The term loan matures on December 2031, and is secured by a lien on substantially all assets of Legence Holdings and its wholly-owned subsidiaries, subject to customary exclusions. A portion of the term loan is held by entities associated with the Company and BX Aggregators. They are subject to the same terms described below, including interest payments, principal payments and maturity. The credit agreement has been amended from time to time, including as described below:
•On January 2, 2026, Legence Holdings obtained a $200.0 million incremental term loan, and used the proceeds to fund acquisition-related payments. In connection with the amendment, Legence Holdings incurred $4.1 million of fees, of which $3.2 million relate to third parties and are recognized in Credit agreement amendment fees on the Condensed Consolidated Statements of Operations.
•On January 15, 2026, Legence Holdings amended its credit agreement to modify and clarify the terms governing letters of credit, while confirming that all existing letters of credit remain in effect and all other provisions of the agreement remain unchanged.
Interest on Secured Overnight Financing Rate (“SOFR”) rate term loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate loans is payable quarterly.
As of March 31, 2026, principal payments on the term loans of $2.5 million are payable quarterly, with any remaining principal balance due on December 16, 2031. Subject to the requirements of the agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the credit agreement. The credit agreement contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants. Legence Holdings is in compliance with the financial covenants as of March 31, 2026.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Revolving Credit Facility
The credit agreement provides Legence Holdings with a revolving credit facility in an aggregate principal amount of $200.0 million. Borrowings under the revolving credit facility are secured by a lien on substantially all the assets of Legence Holdings and its wholly-owned subsidiaries on a pari passu basis with the term loan facility.
Advances, including standby letters of credit, under the revolving credit facility may be elected to be treated as either SOFR rate loans or base rate loans.
SOFR rate revolving loans bear interest at SOFR plus 2.25% and base rate revolving loans bear interest at 1.25% plus the base rate which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00%. Interest on SOFR rate revolving loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate revolving loans is payable quarterly.
In January 2026, Legence Holdings borrowed and repaid $25.0 million under the revolving credit facility. The weighted-average interest rate was 5.95%.
In addition, a revolver commitment fee is payable quarterly for the unused portion of the revolving credit facility at a rate of 0.38% to 0.50% based on Legence Holdings’s Net Leverage Ratio. As of March 31, 2026, the rate for the unused portion of the revolving credit facility is 0.38%. The revolving credit facility may be used to issue standby letters of credit, which reduce the available borrowings. As of March 31, 2026, there are $30.7 million letters of credit outstanding under the revolving credit facility, with an interest rate of 2.38%.
As of March 31, 2026, $169.3 million was available to be borrowed under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility as of March 31, 2026 and December 31, 2025.
The credit agreement, in addition to customary affirmative covenants, contains a springing financial maintenance covenant that requires the Consolidated First Lien Net Leverage Ratio to be less than 8.50 to 1.00 if certain testing conditions are satisfied. The springing financial maintenance covenant is only tested if as of the last day of a Test Period (generally quarterly) the amount of loans and/or letters of credit outstanding under the revolving credit facility is greater than 35% of the facility size. The springing financial maintenance covenant was not required to be tested during the periods presented in the Condensed Consolidated Financial Statements, and the Company is in compliance with the financial covenant as of March 31, 2026.
Notes payable
As part of the consideration transferred to acquire certain companies in prior years, the Company issued notes payable to former owners of acquired companies. The former owners are considered related parties when they are employees or Parent interests holders. The Company can prepay these notes without penalty.
The Company issued a promissory note payable in connection with a 2022 acquisition. As of March 31, 2026 and December 31, 2025, the outstanding balance is $10.8 million and $10.6 million, respectively, and the carrying value is $10.3 million and $10.1 million, respectively, recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. The stated interest rate is 5.5%. All principal and interest are due at the earlier of the end of the 5-year term in 2027 or upon a sale event as defined in the note agreement.
The Company issued promissory notes payable in connection with a 2023 acquisition and a 2022 acquisition, and the holders of the promissory notes were related parties as of March 31, 2026 and December 31, 2025. As of both March 31, 2026 and December 31, 2025, the outstanding balance is $13.7 million and the carrying value is $12.9 million and $12.8 million, respectively. As of March 31, 2026 and December 31, 2025, $10.9 million and $10.8 million, respectively, are recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. As of both March 31, 2026 and December 31, 2025, $2.0 million is recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheets. The promissory notes have a range of stated interest rates from 5.5% to 6.0% and maturities ranging from 2026 to 2028, at which time all principal and interest are due. The promissory note related to the 2022 acquisition requires the Company to repay all principal and interest earlier if the Company undergoes a change of control as defined in the note agreement.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
Level 3: Inputs are unobservable inputs that reflect the reporting entity’s own assumptions on which assumptions the market participants would use in pricing the asset or liability based on the best available information.
The following table presents the input level used to determine the fair value of the financial instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$164,409	$—	$—
Interest rate swap instruments	$—	$2,593	$—
Liabilities:
Interest rate swap instruments	$—	$635	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$572	$—	$—
Interest rate swap instruments	$—	$42	$—
Liabilities:
Interest rate swap instruments	$—	$1,194	$—
The carrying value of Cash approximates fair value due to its short-term nature.
Interest Rate Swap Instruments: Additional derivative instrument disclosures for the Company’s interest rate swaps can be found in “Note 9—Derivatives.”
For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions (Level 2 inputs) that market participants use in pricing similar assets or liabilities, including assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data, including interest rate curves.
Financial Instruments Not Carried at Fair Value: The table below shows the fair value and carrying value of the term loan and promissory notes (a component of notes payable) included in Total debt as shown in “Note 7—Debt” (in thousands):

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$997,965	$989,346	$803,995	$792,515
Promissory notes	$24,127	$23,197	$21,490	$22,906

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The fair value of the term loan as of March 31, 2026 and December 31, 2025 was derived by taking the mid-point of the trading prices from observable market inputs in the secondary bond market for the term loan (Level 2 measurement) and multiplying it by the outstanding face value of the term loan.
The fair value of the promissory notes as of March 31, 2026 and December 31, 2025 was calculated using a discounted cash flow methodology under the income approach, using interest rate indices, risk premiums, and adjustments for the size and subordination of the instrument (Level 3 measurement).
The carrying value of the remaining notes payable and finance lease liabilities approximates fair value as of March 31, 2026 and December 31, 2025.
Note 9 - Derivatives
Interest Rate Swaps: The Company has multiple interest rate swap agreements designated as cash flow hedges. The Company utilizes these interest rate swap agreements to reduce exposure to fluctuations in variable interest rates for future interest payments on its term loan. The total notional amount is $785.0 million as of March 31, 2026 and December 31, 2025. Failure of the interest rate swap counterparties to make payments may result in the loss of any potential benefit to the Company under the interest rate swap agreements. The Company mitigates risk of non-performance by counterparties by dealing with highly rated counterparties. The Company does not use financial instruments for trading or speculative purposes. Additional information regarding the fair value of the Company’s interest rate swaps can be found in “Note 8—Fair Value Measurements”.
The fair value of derivative instruments is presented on the Condensed Consolidated Balance Sheets, as follows (in thousands):

	Balance Sheet Location	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swap asset (short-term)	Prepaid expenses and other current assets	$1,671	$42
Interest rate swap asset (long-term)	Other assets	$922	$—
Interest rate swap liability (short-term)	Accrued and other current liabilities	$328	$886
Interest rate swap liability (long-term)	Other long-term liabilities	$307	$308
The following table presents the gross changes in Accumulated Other Comprehensive Income (“AOCI”) from the Company’s cash flow hedges (in thousands):

	Three Months Ended March 31,
	2026	2025
Beginning balance	$(698)	$9,111
Unrealized gain (loss) recognized in AOCI	3,483	(3,398)
Gain reclassified from AOCI to Interest expense	(373)	(2,816)
Other comprehensive income (loss)	3,110	(6,214)
Other comprehensive income attributable to noncontrolling interests	1,191	—
Ending balance	$1,221	$2,897
For the three months ended March 31, 2026 and 2025, there was no ineffectiveness recognized in earnings.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table provides additional details related to the interest rate swap agreements, as amended, that were in effect as of March 31, 2026 (notional in thousands):

Effective Date (1)	Maturity Date	Notional Amount (2)	Fixed Interest Rate (3)
February 28, 2023	December 31, 2026	$337,500	3.4396%
February 28, 2023	December 31, 2026	$337,500	3.3750%
January 31, 2024	December 31, 2026	$110,000	4.0433%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2028	$100,000	3.4581%
December 31, 2026	December 31, 2028	$100,000	3.6995%
(1)The interest rate swaps with effective dates of December 31, 2026 were added in July 2025 and March 2026 are not included in the notional amount as of March 31, 2026.
(2)For the interest rate swap with a notional amount of $110,000, the notional amount was $140,000 from January 31, 2024 to September 14, 2025, and was reduced to $110,000 on September 15, 2025 in connection with a debt prepayment on that date.
(3)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
The following table provides additional details related to the interest rate swap agreements, as amended, that were in effect as of December 31, 2025 (notional in thousands):

Effective Date (1)	Maturity Date	Notional Amount (2)	Fixed Interest Rate (3)
February 28, 2023	December 31, 2026	$337,500	3.4396%
February 28, 2023	December 31, 2026	$337,500	3.3750%
January 31, 2024	December 31, 2026	$110,000 —$140,000	4.0433%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2027	$200,000	3.2480%
(1)The interest rate swaps with effective dates of December 31, 2026 were added during July 2025 and are not included in the notional amount as of December 31, 2025.
(2)For interest rate swaps with ranges, the notional amount is $140,000 from January 31, 2024 to September 14, 2025 and $110,000 from September 15, 2025 to December 31, 2026, due to a $30,000 reduction in notional amount in connection with a debt prepayment on September 15, 2025.
(3)Payments will be made to the Company if the one-month SOFR exceeds the fixed interest rates for the respective interest rate swaps.
Note 10 - Stockholders’ Equity
Secondary offering transactions
On January 8, 2026, the underwriters fully exercised their 30-day overallotment option related to the secondary offering completed on December 16, 2025, to purchase from the ML Entities up to 1,260,326 shares of Class A Common Stock, 780,121 of which were issued in exchange for LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, held by Legence Parent ML. As a result of the exchanges, the LGN B Units that were previously classified as noncontrolling interests were converted into LGN A Units held by Legence Corp. and its subsidiaries, thereby increasing the Company’s ownership interest in Legence Holdings. The Company did not issue or sell any shares of Class A Common Stock and did not receive any proceeds from the sale of shares by the ML Entities in connection with the foregoing transactions.
On April 9, 2026, the Company completed a secondary offering of 15,394,112 shares of Class A Common Stock on behalf of the ML Entities at a public offering price of $54.00 per share, including the full exercise by the underwriters of their overallotment option to purchase up to an additional 2,007,927 shares (the “Subsequent Secondary Offering”). In connection with the Subsequent Secondary Offering, Legence Parent ML exchanged 9,528,699 issued and outstanding LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, for an equal number of shares of Class A Common Stock. As a result of the exchange, the LGN B Units that were previously classified as noncontrolling interests were converted into LGN A Units held by Legence Corp. and its subsidiaries, thereby increasing

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
the Company’s ownership interest in Legence Holdings. The Company did not issue or sell any shares of Class A Common Stock and did not receive any proceeds from the sale of shares by the ML Entities in the Subsequent Secondary Offering.
Acquisition issuances
In connection with the 2026 acquisitions described in "Note 4—Acquisitions", the Company issued 2,701,003 shares of Class A Common Stock as noncash consideration.
ESPP Plan
On February 25, 2026, the Board adopted the 2026 Employee Stock Purchase Plan (“2026 ESPP”), including the reservation of 1,580,053 shares of Class A Common Stock for issuance under the 2026 ESPP. The 2026 ESPP is subject to the approval of our stockholders. Pursuant to the 2026 ESPP, eligible employees may contribute up to 15% of their eligible cash compensation during quarterly offering periods for the purchase of Class A Common Stock up to an annual maximum of $25,000 per employee. The maximum number of shares that may be purchased by an eligible employee during an offering period is 1,000 shares. On each purchase date, participants are entitled to acquire shares of Class A Common Stock at 90% of the Company's closing price on such date.
Note 11 - Stock-Based Compensation and Long-term Incentive Awards
Management Aggregator I and Management Aggregator II issue Series A Interests and Restricted Series C Interests to the Company’s employees. Series A Interests awards are comprised of time vesting interests (60%) (“Time Interests”), performance vesting interests (20%) (“Performance Interests”), and exit vesting interests (20%) (“Exit Interests”). The Management Aggregators are solely responsible for settling these awards and cannot direct Legence Holdings to settle or declare distributions for such purpose. The Time Interests and Restricted Series C Interests are remeasured at fair value each period, with changes recognized as capital contributions from the Management Aggregators through Legence Parent and Legence Parent II.

Series A Interests
The compensation expense (benefit) for Time Interests was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$25,284	$(3,643)
Cost of revenue	6,554	(843)
Compensation expense (benefit)	$31,838	$(4,486)
For the three months ended March 31, 2026, the Parent Entities distributed $11.1 million to holders of Time Interests, which the Company recorded as compensation expense. There were no distributions for Time Interests for the three months ended March 31, 2025. As of March 31, 2026, the unrecognized compensation expense related to Time Interests is approximately $23.7 million to be recognized over a remaining weighted-average term of 1.2 years.
The compensation expense for Performance Interests was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$3,055	$—
Cost of revenue	708	—
Compensation expense	$3,763	$—
Payments related to the Performance Interests and Exit Interests are contingent upon the achievement of specified market thresholds and require the recipient’s continued employment through distribution dates. Once the applicable thresholds are

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
achieved, holders are entitled to receive payments upon each qualifying distribution from the Parent Entities. For the three months ended March 31, 2026, the Parent Entities distributed $3.8 million to holders of Performance Interests, which the Company recorded as compensation expense. There were no distributions for Performance Interests for the three months ended March 31, 2025. There were no distributions for Exit Interests and no compensation expense recorded for Exit Interests for the three months ended March 31, 2026 or 2025. Because additional distributions are dependent on future liquidity events that are not considered probable as of the financial statement dates, no compensation was accrued for these awards as of March 31, 2026 or December 31, 2025.
Restricted Series C Interests
The compensation expense for Restricted Series C Interests was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Selling, general and administrative	$359	$13
Cost of revenue	430	15
Compensation expense	$789	$28
For the three months ended March 31, 2026, the Parent Entities distributed $0.3 million to holders of Restricted Series C Interests, which the Company recorded as compensation expense. There were no distributions for Restricted Series C Interests for the three months ended March 31, 2025. As of March 31, 2026, the unrecognized compensation expense related to Restricted Series C Interests is approximately $1.8 million to be recognized over a remaining weighted-average term of 2.7 years.
Note 12 - Noncontrolling Interests
Legence Corp. is the sole managing member of Legence Holdings, and the Company consolidates the financial results of Legence Holdings. Therefore, the Company reports a noncontrolling interest on the portion of net assets and income not attributable to Legence.
The following table summarizes the change in ownership of Legence Holdings during the three months ended March 31, 2026. Please refer to “Note 10—Stockholders' Equity” for additional information related to activity during the three months ended March 31, 2026.

	Ownership			Ownership Percentage
	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total
Balance, December 31, 2025	63,856,975	41,479,954	105,336,929	60.6%	39.4%	100.0%
Issuance of Class A Common Stock for acquisitions	2,701,003	—	2,701,003	1.0%	(1.0)%	—%
Effects of exercise of underwriters' overallotment option	780,121	(780,121)	—	0.7%	(0.7)%	—%
Balance, March 31, 2026	67,338,099	40,699,833	108,037,932	62.3%	37.7%	100.0%
Net income (loss) attributable to Legence Holdings is attributed to the Company and the noncontrolling interest based on their relative ownership percentages. Changes in ownership that do not result in a loss of control are accounted for as equity transactions in accordance with ASC Topic 810, Consolidation.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Noncontrolling interests as presented on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect balances and activity related to the following:
a.Legence Parent ML’s ownership of Legence Holdings.
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
Note 13 - Earnings Per Share
The Company calculates basic and diluted earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The effect of potentially dilutive securities under the treasury stock method are not included in the computation of diluted EPS for periods in which there is a Net loss attributable to Legence, because to do so would be anti-dilutive. Potentially dilutive securities evaluated under the if-converted method are assessed each reporting period to determine their impact on diluted EPS. Class B Common Stock does not have economic rights in the Company, including no rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted EPS. As such, basic and diluted EPS of Class B Common Stock has not been presented.
The Company’s potentially dilutive securities consist of (i) unvested restricted stock units (“RSUs”) and unexercised stock options, with the dilutive effect calculated using the treasury stock method, (ii) exchange of LGN B Units to shares of Class A Common Stock, with the dilutive effect calculated using the if-converted method and (iii) settlement of deferred consideration related to the Bowers acquisition with shares of Class A Common Stock using the if-converted method.
The following table sets forth the computation of basic and diluted EPS. Prior to the IPO, Legence Holdings was a single-member limited liability company and did not present earnings per share. Due to the IPO and Corporate Reorganization, the Company’s capital structure before and after the IPO is not comparable and would not be meaningful to the users of these Condensed Consolidated financial statements. As a result, only earnings per share for the three months ended March 31, 2026 are presented.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

Three Months Ended
(in thousands, except per share data)	March 31, 2026
Numerator—basic:
Net income	$17,394
Less: Net income attributable to noncontrolling interests	1,300
Net income attributable to Legence—basic	$16,094
Denominator—basic:
Weighted-average Class A Common Stock outstanding—basic	67,151
Earnings per share—basic	$0.24

Numerator—diluted:
Net income attributable to Legence—basic	$16,094
Net income effect of dilutive securities:
Effect of RSUs and stock options	(10)
Effect of assumed exchange of LGN B Units	(2,137)
Effect of assumed exchange of LGN B Units prior to exercise of underwriters' overallotment option	(3)
Net income attributable to Legence—diluted	$13,944
Denominator—diluted:
Weighted-average Class A Common Stock outstanding—basic	67,151
Weighted-average effect of dilutive securities:
Effect of RSUs and stock options	519
Effect of assumed exchange of LGN B Units	40,700
Effect of assumed exchange of LGN B Units prior to exercise of underwriters' overallotment option	61
Weighted-average Class A Common Stock outstanding—diluted	108,431
Earnings per share—diluted	$0.13
Anti-dilutive securities that could potentially dilute EPS in the future are set forth below (in thousands):

Three Months Ended
March 31, 2026
Stock options	214
RSUs	149
Deferred consideration related to Bowers acquisition	992
Note 14 - Tax Receivable Agreement
In connection with the IPO and Corporate Reorganization, the Company entered into the Tax Receivable Agreement (“TRA”) with Legence Parent and Legence Parent II (the “TRA Members”), which are related parties. The TRA generally provides for the payment by the Company to the TRA Members of 85% of the net cash tax savings, if any, in U.S. federal, state and local income tax the Company realizes, or is deemed to realize, as a result of the Company’s (i) allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) the utilization of certain tax attributes of the blocker entities that became subsidiaries of the Company pursuant to the Corporate Reorganization; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings LGN B Units for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement; and (iv) certain additional tax benefits arising from payments made under the TRA. The annual tax benefits are computed on a with and without basis by calculating the income taxes due including such tax benefits, and the income taxes due without such benefits. The

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Company retains the benefit of the remaining 15% of these cash savings, if any. Payments under the TRA are not conditioned upon any continued ownership interest in Legence Holdings or the Company.
On January 8, 2026, the underwriters fully exercised their 30-day overallotment option related to the secondary offering completed on December 16, 2025. The exchange resulted in an increase to the TRA liability of $9.8 million. The exercise of the overallotment option and the impact on future TRA payments resulted in an increase to net deferred tax assets of $4.7 million. The net impact is a decrease to Additional paid-in capital of $5.1 million. Refer to “Note 10—Stockholders' Equity” for additional information.
The TRA liability is classified as current or long term based on the expected date of payment. As of March 31, 2026, the current portion of the TRA liability is $8.2 million and is included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheet.
Note 15 - Income Taxes
The income tax (benefit) expense and effective income tax rate were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Income tax (benefit) expense	$(13,381)	$4,038

Effective income tax rate	(333.4)%	(26.7)%
The Company evaluates its estimated annual effective income tax rate based on current and forecasted business results and enacted tax laws on a quarterly basis and applies this tax rate to ordinary income or loss to calculate the estimated tax liability or benefit, adjusted for discrete events arising in each respective quarter. Due to the nature of the legal structure, the effective tax rate is impacted by changes in the mix of earnings because some of the pass-through earnings are taxed at the Company level or through other corporations.
For the three months ended March 31, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the future TRA payments. This resulted in a $20.3 million income tax benefit recognized in Income tax (benefit) expense on the Condensed Consolidated Statement of Operations for the three months ended March 31, 2026. For the three months ended March 31, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In prior periods, a partial valuation allowance was maintained against the deferred tax assets based on management’s assessment of the amount that was more-likely-than not to be realized. Each reporting period, management evaluates the realizability of deferred tax assets by considering all available positive and negative evidence, including forecasted taxable income, character of deductions, reversals of taxable temporary differences, and tax planning strategies. As of March 31, 2026, in part from the impact of the exercise of the underwriters’ overallotment option, management determined that there was sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax asset of $20.3 million associated with future TRA payments is realizable. The Company maintains a partial valuation allowance associated with the Company’s investment in Legence Holdings that would only be fully realized upon the sale of the Company’s interest in Legence Holdings.
Note 16 - Segment Information
Legence reports its results under two reportable segments: (1) Engineering & Consulting, and (2) Installation & Maintenance. Segments are presented according to the nature of the business activities, and reflect the Company’s consideration of financial information provided to the chief executive officer, who is the Chief Operating Decision Maker (“CODM”). The CODM primarily uses gross profit to assess performance and allocate resources, including decisions such as the annual budget review and approval, allocation of resources to hire additional key personnel, entering new markets and development of new technologies, evaluating executive performance, and determining performance-related bonus plans in each segment.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Engineering & Consulting: The Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to reduce energy usage and enhance building performance, improve reliability and drive efficiency and provides program and project management services for customers’ installation and retrofit projects. Within this segment, there are two primary service offerings – Engineering & Design and Program & Project Management.
Installation & Maintenance: The Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventive and corrective maintenance services for those systems. Within this segment, there are two primary service offerings – Installation & Fabrication and Maintenance & Service.
All intercompany transactions are eliminated in the Company's Condensed Consolidated Statements of Operations.
The following table presents relevant segment information (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Engineering & Consulting	$165,801	$145,447
Installation & Maintenance	872,092	360,506
Revenue	$1,037,893	$505,953
Cost of revenue:
Engineering & Consulting	$115,388	$85,794
Installation & Maintenance	$736,351	$308,455
Gross profit:
Engineering & Consulting	$50,413	$59,653
Installation & Maintenance	135,741	52,051
Gross profit	$186,154	$111,704
The following table presents the reconciliation from Gross profit to Income (loss) before income tax (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross profit	$186,154	$111,704
Selling, general and administrative	116,095	69,459
Depreciation and amortization	36,828	26,092
Acquisition-related costs	11,432	157
Gain on sale of property and equipment	(64)	(98)
Equity in earnings of joint venture	(504)	(460)
Interest expense	17,000	29,641
Interest income	(1,320)	(755)
Credit agreement amendment fees	3,243	2,877
Other income, net	(569)	(108)
Income (loss) before income tax	$4,013	$(15,101)
Separate measures of Legence’s assets, including capital expenditures, are not produced or utilized by management to evaluate segment performance.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Note 17 - Related Party Transactions
The Company’s related party transactions include transactions with certain entities associated with the Company and BX Aggregators.
As discussed in “Note 6—Variable Interest Entities and Equity Method Investments”, the Company had related-party revenue from certain unconsolidated joint ventures.
As discussed in “Note 7—Debt”, a portion of the Company’s term loan is held by entities associated with the Company and BX Aggregators. As discussed in “Note 7—Debt”, the Company issued certain related party promissory notes in connection with certain acquisitions.
As discussed in “Note 14—Tax Receivable Agreement”, the Company entered into the TRA with TRA Members, which are related parties.
The Company has various lease agreements with entities owned by members of its management team and/or owners of the Parent Entities.
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
Insurance
The Company carries various insurance policies to address identified risks of loss including cyber, general liability, worker’s compensation, automobile liability and professional liability risks. As of March 31, 2026 and December 31, 2025, a liability for known and expected but not yet reported claims of $2.9 million and $2.6 million, respectively, was reflected in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated by management.
The Company is self-insured for its medical coverage. The Company is responsible for the first $0.3 million of claims for each participant enrolled in the medical coverage plan. Any claims exceeding $0.3 million are covered through a stop-loss insurance plan. A liability for expected but not yet reported claims in the amount of $2.8 million and $3.2 million was reflected in Accrued compensation and benefits on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively.
Surety
As a requirement under certain contracts, various Legence subsidiaries procure performance and payment bonds through surety underwriters. As a condition for having surety companies write bonds on Legence subsidiaries’ behalf, Legence enters into indemnification agreements with the surety companies. Total outstanding bonds were approximately $1,562.4 million and $561.5 million as of March 31, 2026, and December 31, 2025, respectively.
Customer Guarantees
As part of its normal course of business, the Company offers guaranteed energy savings to customers under certain contracts. As of March 31, 2026 and December 31, 2025, total guarantees were $299.8 million and $307.4 million, respectively. Historically, the Company has not incurred material losses in connection with these guarantees. Further, management is not aware of any changes in the ability of the Company to meet these guarantees and does not expect to incur significant losses related to these guarantees in the foreseeable future.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Letters of Credit
As discussed in “Note 7—Debt”, the standby letters of credit are secured through the revolving credit facility. As of March 31, 2026 and December 31, 2025, the Company had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies.
Tax Receivable Agreement
Amounts payable under the TRA are accounted for in accordance with ASC Topic 450, Contingencies. Refer to “Note 14—Tax Receivable Agreement” for additional information.
Note 19 - Other Financial Information
Accounts receivable, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Contracts receivable, net	$818,575	$569,812
Accounts receivable—other	8,680	14,248
Accounts receivable, net	$827,255	$584,060
Prepaid expenses and other current assets consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Interest rate swaps	$1,671	$42
Prepaid expenses	23,754	22,597
Inventories	14,246	11,303
Deferred contract costs	3,303	2,237
Prepaid expenses and other current assets	$42,974	$36,179
Accrued and other current liabilities consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Deferred consideration	$46,129	$—
Current portion of tax receivable agreement liability - related party	8,150	—
Other accrued liabilities	19,570	16,475
Accrued and other current liabilities	$73,849	$16,475

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Condensed Consolidated Statements of Cash Flows Information
Additional cash flow information was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for interest and taxes
Interest paid, net of interest rate swaps(1)	$16,158	$28,301
Income taxes paid, net of refunds	$125	$2,972
Non-cash investing activities
(Decrease) increase in Property and equipment additions included in Accounts payable	$(1,846)	$1,010
Non-cash financing activities
Deferred offering costs included in Accounts payable	$—	$4,767
Deferred offering costs included in Accrued and other current liabilities	$—	$2,556
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	$22,825	$—
Contribution from Legence Parent II for Series A Interests	$13,565	$—
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	$5,112	$—
Supplemental non-cash lease information
Right-of-use assets obtained in exchange for new operating lease liabilities(2)	$28,998	$6,929
Right-of-use assets obtained in exchange for new finance lease liabilities(2)	$1,296	$1,746
Right-of-use asset modifications for operating leases	$1,745	$363
(1)The Company classifies the cash flows resulting from its interest rate swaps in Cash provided by operating activities on the Condensed Consolidated Statements of Cash Flows consistent with the interest that is hedged. Refer to “Note 9—Derivatives” for additional information on the Company’s interest rate swaps.
(2)Includes right-of-use assets acquired. Refer to “Note 4—Acquisitions”.
Refer to “Note 4—Acquisitions” for disclosure of non-cash financing of acquisitions through issuance of Class A Common Stock and deferred consideration.
Note 20 - Subsequent Events
Refer to “Note 10—Stockholders' Equity” for a discussion of the Subsequent Secondary Offering.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and the related notes thereto contained in our 2025 Annual Report. In addition to historical consolidated financial information, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described or referenced under “Cautionary Statement Regarding Forward-Looking Statements” and “Part II. Other Information, Item 1A. Risk Factors” in this Quarterly Report and under“Cautionary Statement Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in our 2025 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.The following management’s discussion and analysis reflects the historical results of operations and financial position of Legence Holdings LLC prior to our initial public offering (the “IPO”) and the series of organizational transactions completed in connection therewith (the “Corporate Reorganization”) and that of Legence Corp. and its consolidated subsidiaries, including Legence Holdings LLC, following the completion of the Corporate Reorganization and the IPO.
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
Highlights and Recent Developments
On November 13, 2025, the Company entered into an equity purchase agreement to acquire all of the outstanding equity of The Bowers Group, Inc (“Bowers”). The acquisition was completed on January 2, 2026. In connection with the consummation of the Bowers acquisition, Legence Holdings obtained a $200.0 million incremental term loan, and used the proceeds to fund acquisition-related payments. The incremental term loan increased the quarterly principal payments to $2.5 million.
On February 25, 2026, the Board adopted the 2026 Employee Stock Purchase Plan (“2026 ESPP”), including the reservation of 1,580,053 shares of Class A Common Stock for issuance under the 2026 ESPP. The 2026 ESPP is subject to the approval of our stockholders.
On March 1, 2026, the Company acquired Metrix Engineers, LLC.
In March 2026, we entered into interest rate swap agreements.
These items are further described under “Note 4—Acquisitions,” “Note 7—Debt,” “Note 10—Stockholders’ Equity” and “Note 9—Derivatives,” respectively, in Notes to Condensed Consolidated Financial Statements included in Item 1. Financial Statements”.
On April 9, 2026, the Company completed a secondary offering of 15,394,112 shares of Class A Common Stock on behalf of the ML Entities at a public offering price of $54.00 per share, including the full exercise by the underwriters of their option to purchase up to an additional 2,007,927 shares. In connection with the transaction, Legence Parent ML exchanged 9,528,699 issued and outstanding LGN B Units, together with an equal number of corresponding shares of Class B Common Stock, for an equal number of shares of Class A Common Stock. As a result of the exchange, the LGN B Units that were previously classified as noncontrolling interests were converted into LGN A Units held by Legence Corp. and its subsidiaries, thereby increasing the Company’s ownership interest in Legence Holdings. The Company did not issue or sell any shares of Class A Common Stock and did not receive any proceeds from the sale of shares by the ML Entities in the offering.
Disaggregation of Revenue
The contribution to our revenue by building type and client end market is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	$	%	$	%
Revenue by Building Type
Existing building	$409,611	39.5%	$316,531	62.6%
New building	628,282	60.5%	189,422	37.4%
Revenue	$1,037,893	100.0%	$505,953	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$643,248	62.0%	$200,427	39.6%
Life sciences & healthcare(3)	137,789	13.3%	97,620	19.3%
Education(4)	93,724	9.0%	78,920	15.6%
Mixed-use(5)	27,339	2.6%	35,395	7.0%
State & local government(6)	28,384	2.7%	21,301	4.2%
Other(7)	107,409	10.4%	72,290	14.3%
Revenue	$1,037,893	100.0%	$505,953	100.0%
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
We operate through two segments: Engineering & Consulting and Installation & Maintenance.
Engineering & Consulting
Our Engineering & Consulting segment designs HVAC and other MEP systems for buildings, develops strategies to help reduce energy usage and enhance building performance, improve reliability and drive efficiency and provides program and project management services for clients’ installation and retrofit projects. Our Engineering & Consulting segment has two principal service offerings:
•Engineering & Design. We provide planning, design and engineering services for HVAC, process piping and other MEP systems in both new and existing buildings. We also develop strategies for building owners and operators to help reduce their utility consumption and enhance building performance, improve reliability, and drive efficiency.

•Program & Project Management. We provide comprehensive program and project management services, including facility condition and operational assessments, space utilization and capacity analyses, funding source identification and construction management. For certain clients, we provide design-build services through energy savings performance contracts (“ESPC”) for building retrofits. Under ESPC contracts, financing sources provide the funds required to pay us for the upgrades and receive a portion of the client’s energy savings to recoup their investment and generate a return.
Installation & Maintenance
Our Installation & Maintenance segment fabricates and installs HVAC systems, process piping and other MEP systems in new and existing industrial, commercial and institutional buildings and provides ongoing preventive and corrective maintenance services for those systems. Our Installation & Maintenance segment has two principal service offerings:
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
•Maintenance & Service. We provide preventive maintenance, emergency repair and break-fix services over the life of a building’s mechanical systems. Our services include regular inspections and maintenance to prevent downtime; responding to calls and sending technicians onsite to repair a system failure or malfunction; and other complementary services such as facility energy analysis, automation and optimization, system certification and testing. We typically provide preventive maintenance services under annual or longer-term agreements that range from one to five years. The majority of these services are provided using a cost-plus contract type.
Key Factors Affecting Our Performance
We believe that our financial performance, results of operations and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those described below and in the information contained or referenced under “Part II. Other Information, Item 1A. Risk Factors” below.
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
Service Mix
The margin we earn can vary significantly based on the type of service we perform, the size of the job as well as other factors. We typically earn higher margins on engineering and design, program and project management, consulting and maintenance services than we earn on installation and fabrication services and higher margins on smaller jobs than we earn on larger jobs. Our overall margins can vary between quarters based on service mix in the period.

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
The following table presents our subcontractor and equipment expenses (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Subcontractor Expense	$156,109	$71,583
Equipment Expense	$282,682	$109,602
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
Supply Chain Disruptions and Other Global Factors
We continue to monitor the impact of global economic conditions on our operations, financial results and liquidity, such as the impact of tariffs, supply chain challenges and geopolitical tensions. Import duties, tariffs and other import restrictions restrict the global supply of, and raise prices for, supplies needed for our business. In addition, the imposition of tariffs on certain foreign goods and the occurrence of a trade war or other governmental action related to tariffs or trade agreements or policies may adversely impact demand for our services, our costs, our customers and the U.S. economy. The impact on our future operations and results of operations as a result of these global trends remains uncertain and we may face challenges including increases in costs for logistics and supply chains, intermittent supplier delays and shortages of certain components needed for our business, such as HVAC equipment, electrical equipment, steel and aluminum. These tariffs, restrictions and strained trade relations may affect our ability to source materials and products, potentially leading to increased costs and operational challenges and decreased demand for our offerings. We are closely monitoring the regulatory environment and actions of the current U.S. administration that could impact our business.
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
Results of Operations
For the Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
A summary of our consolidated results of operations, selected data as a percentage of revenues for the periods indicated, as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Three Months Ended March 31,		Year over Year Change
	2026	2025
	$	$	$	%
Revenue	$1,037,893	$505,953	$531,940	105.1%
Cost of revenue	851,739	394,249	457,490	116.0%
Gross profit	186,154	111,704	74,450	66.6%
Selling, general and administrative	116,095	69,459	46,636	67.1%
Depreciation and amortization	36,828	26,092	10,736	41.1%
Acquisition-related costs	11,432	157	11,275	*
Gain on sale of property and equipment	(64)	(98)	34	(34.7)%
Equity in earnings of joint venture	(504)	(460)	(44)	9.6%
Income from operations	22,367	16,554	5,813	35.1%
Interest expense	17,000	29,641	(12,641)	(42.6)%
Interest income	(1,320)	(755)	(565)	74.8%
Credit agreement amendment fees	3,243	2,877	366	12.7%
Other income, net	(569)	(108)	(461)	426.9%
Total other expense, net	18,354	31,655	(13,301)	(42.0)%
Income (loss) before income tax	4,013	(15,101)	19,114	*
Income tax (benefit) expense	(13,381)	4,038	(17,419)	*
Net income (loss)	17,394	(19,139)	36,533	*
Net income attributable to noncontrolling interests	1,300	2,074	(774)	(37.3)%
Net income (loss) attributable to Legence	$16,094	$(21,213)	$37,307	*

*Not meaningful.

Revenue
Consolidated revenue increased $531.9 million, or 105.1%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Three Months Ended March 31,				Year over Year Change
	2026		2025
	$	% of Total	$	% of Total	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$97,571	9.4%	$106,542	21.0%	$(8,971)	(8.4)%
Program & Project Management	68,230	6.6%	38,905	7.7%	29,325	75.4%
Total Engineering & Consulting segment	165,801	16.0%	145,447	28.7%	20,354	14.0%
Installation & Maintenance
Installation & Fabrication	758,592	73.1%	289,682	57.3%	468,910	161.9%
Maintenance & Service	113,500	10.9%	70,824	14.0%	42,676	60.3%
Total Installation & Maintenance segment	872,092	84.0%	360,506	71.3%	511,586	141.9%
Revenue	$1,037,893	100.0%	$505,953	100.0%	$531,940	105.1%
Engineering & Consulting: Engineering & Consulting segment revenue increased $20.4 million, or 14.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The Engineering & Design service line revenue decreased $(9.0) million, or (8.4)%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease is attributable to lower demand, primarily from education and mixed-use clients.

The Program & Project Management service line revenue increased $29.3 million, or 75.4%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is attributable to higher demand, primarily from education clients, hospitality & entertainment clients within Other, and data centers & technology clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased $511.6 million, or 141.9%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
The Installation & Fabrication service line accounted for $468.9 million, or 91.7%, of the increase in Installation & Maintenance segment revenue. Organic revenue growth, driven mainly by data centers & technology clients, accounted for slightly over half of the increase in Installation & Fabrication service line revenue. The majority of the remaining increase in the Installation & Fabrication service line revenue resulted from the acquisition of Bowers.
The Maintenance & Service service line accounted for $42.7 million, or 8.3% of the increase in the Installation & Maintenance segment revenue. Approximately two-thirds of the increase in Maintenance & Service service line revenue resulted from the acquisition of Bowers. Organic revenue growth accounted for the majority of the remaining increase in Maintenance & Service service line revenue, primarily from data centers & technology, education, life sciences & healthcare and state & local government clients.

Gross Profit
Consolidated gross profit increased $74.5 million, or 66.6%, during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Three Months Ended March 31,				Year over Year Change
	2026		2025
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$50,413	30.4%	$59,653	41.0%	$(9,240)	(15.5)%	(10.6)%
Installation & Maintenance segment	135,741	15.6%	52,051	14.4%	83,690	160.8%	1.2%
Gross profit	$186,154	17.9%	$111,704	22.1%	$74,450	66.6%	(4.2)%
Engineering & Consulting: The $(9.2) million, or (15.5)%, decrease in gross profit for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was driven by a lower project margin and the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence, partially offset by higher revenue. The lower project margin primarily reflects a higher percentage of subcontractor expenses, a revenue mix shift toward our lower margin Program & Project Management service line and lower project margins in our Engineering & Design service line.
Installation & Maintenance: The $83.7 million, or 160.8%, increase in gross profit for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to organic revenue and margin growth, partially offset by the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence. Approximately one-third of the increase in gross profit resulted from the acquisition of Bowers. The increase in margin was primarily due to strong project execution and greater economies of scale in customer fulfillment support costs.
Selling, General & Administrative
Selling, general and administrative expenses increased $46.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily driven by $40.6 million in compensation expense largely due to higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence as well as higher headcount. Lease and related expenses increased $2.9 million. Selling, general and administrative expenses as a percentage of revenue declined from 13.7%, during the three months ended March 31, 2025, to 11.2% during the three months ended March 31, 2026.
Depreciation and Amortization

The increase in depreciation and amortization is primarily attributable to an increase in the amortization of intangible assets associated with acquisitions completed in late 2025 and during the three months ended March 31, 2026.

Acquisition-related costs
The increase in acquisition-related costs of $11.3 million is primarily due to costs associated with the Bowers acquisition, including $9.3 million of transaction compensation expense.
Interest Expense
The decrease in interest expense is primarily attributable to lower average borrowings during the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Income Tax (Benefit) Expense
Income tax benefit was $13.4 million for the three months ended March 31, 2026, and resulted in a negative effective tax rate of negative 333.4%, as compared to income tax expense of $4.0 million for the three months ended March 31, 2025 and a negative effective tax rate of negative 26.7%. For the three months ended March 31, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the TRA liability. For the three months ended March 31, 2025, the effective tax rate was lower than the U.S.

federal statutory rate of 21% primarily due to the loss before income tax from pass-through entities that are not subject to income taxes at the Company level.
Liquidity and Capital Resources
Overview
As of March 31, 2026 and December 31, 2025, our primary sources of liquidity included $244.6 million and $230.2 million, respectively, of cash and cash equivalents, $169.3 million and $194.3 million, respectively, available to be borrowed under the Revolving Credit Facility, as well as cash flows from operations. We expect our primary sources of liquidity to be cash flows from operations, borrowings incurred under our Revolving Credit Facility or proceeds from offerings of debt or equity securities. Access to additional liquidity, such as a further increase in the borrowing capacity under our existing Revolving Credit Facility or a new financing arrangement, will depend upon our future financial position and debt market conditions.
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
Although we cannot provide any assurance that our cash flows from operations will be sufficient to fund our operations or that additional capital will be available to us on acceptable terms, or at all, we believe our primary sources of liquidity are sufficient to fund our ongoing working capital, investing and financing requirements for at least the next twelve months and beyond. In the event that we require additional capital, we may seek to raise funds at any time through equity, equity-linked arrangements and debt. If we are unable to raise additional capital when desired and on reasonable terms, our business, results of operations, and financial condition would be adversely affected. Refer to “Part II, Item 1A. Risk Factors” for additional information.
Cash Flows
The information presented below was derived from our Condensed Consolidated Statements of Cash Flows within the Condensed Consolidated Financial Statements and summarizes cash flow activity (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Cash provided by (used in):
Operating activities	$120,112	$29,461
Investing activities	(299,019)	(5,750)
Financing activities	193,361	(15,753)
Increase in cash and cash equivalents	$14,454	$7,958
Please refer to the supplemental cash flow information included in “Item 1. Financial Statements, Note 19—Other Financial Information” in Notes to Condensed Consolidated Financial Statements for further details.
Operating Activities
Cash flow from operating activities is primarily influenced by the level of revenue we generate and the margin we earn on that revenue. It is also influenced by the timing of working capital investment associated with the services that we provide. Our working capital needs may increase when we commence large volumes of work under circumstances where project costs are required to be paid before such costs are billed and associated receivables are collected. Conversely, on some projects we receive up-front payments before project commencement. Our management strives to negotiate payment terms that minimize the working capital investment that we are required to make in connection with large projects. Additionally, changes in project timing due to delays or accelerations and other economic, regulatory, market and political factors may affect customer spending and, thus, impact cash flows from operating activities. We typically require higher working capital investment during the second half of the year as activity levels increase in the spring and summer months and lower working capital investment during the first half of the year as activity levels decrease while we receive final payments on services deliver during the previous period.
Cash flows provided by operating activities increased $90.7 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase mainly reflects fluctuations in the primary components of working capital, as detailed in the Condensed Consolidated Statements of Cash Flows. Operating cash flows from contract liabilities increased $84.1 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased billings net of recognized revenue. Operating cash flows from accounts payable increased $31.9 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025, primarily due to increased business activity and timing of payments. These increases are partially offset by a $107.4 million decrease in operating cash flows from accounts receivable and contract assets during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change in accounts receivable and contract assets is primarily driven by higher revenue and the timing of billing and collection, including the impact of the operations of the Bowers business during the period.
Investing Activities
Cash flows used in investing activities primarily consist of payments for the acquisition of businesses, capital expenditures and proceeds from the sale of property and equipment.
Cash flows used in investing activities increased $293.3 million for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due to the acquisition of Bowers and Metrix during the three months ended March 31, 2026.
Financing Activities
Financing cash flows primarily consist of the issuance and repayment of short-term and long-term debt and financing lease payments.
For the three months ended March 31, 2026, cash provided by financing activities was $193.4 million, compared to cash used in financing activities of $15.8 million for the three months ended March 31, 2025. The $209.1 million increase in cash flows from financing activities is attributable to term loan and revolver borrowings of $200.0 million and $25.0 million, respectively, offset by revolver payments of $25.0 million during the three months ended March 31, 2026.
Debt
The ensuing discussion is not a complete description of all of the terms of our significant debt instruments. Please refer to “Note 7—Debt” and “Note 17—Related Party Transactions” in Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements” for further information.
Credit Agreement
On December 16, 2020, Legence Holdings entered into a credit agreement with Jefferies Finance LLC as the administrative agent for a group of lenders, which provides for a term loan credit facility and a revolving credit facility. The term loan matures on December 16, 2031, and is secured by substantially all assets of the Company, subject to customary exclusions.
On January 2, 2026, Legence Holdings obtained a $200.0 million incremental term loan, and used the proceeds to fund acquisition-related payments. The incremental term loan increased the quarterly principal payments to $2.5 million.
On January 15, 2026, Legence Holdings amended its credit agreement to modify and clarify the terms governing letters of credit, while confirming that all existing letters of credit remain in effect and all other provisions of the agreement remain unchanged.
Subject to the requirements of the credit agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the agreement.

Under the terms of the Credit Agreement, Legence Holdings and its subsidiaries may be able to incur substantial additional indebtedness in the future, subject to certain conditions.
The credit agreement contains a springing financial maintenance covenant that requires the First Lien Net Leverage Ratio not to exceed 8.50 to 1.00 if certain testing conditions are satisfied. The credit agreement generally defines this as the ratio of first lien secured indebtedness (net of cash) to consolidated pro forma adjusted EBITDA for the preceding four fiscal quarters. The springing financial maintenance covenant is only tested if, as of the last day of each fiscal quarter, the amount of loans and/or letters of credit outstanding under the Revolving Credit Facility is greater than 35% of the aggregate revolving credit commitments. The springing financial maintenance covenant was not required to be tested during the periods presented in the Condensed Consolidated Financial Statements.
The Credit Agreement includes customary covenants restricting the ability of Legence Holdings and its subsidiaries to, among other things, incur additional indebtedness, sell or convey assets, make loans to or investments in others, enter into mergers, incur liens and pay dividends or distributions.
Tax Receivable Agreement
In connection with the Corporate Reorganization and the IPO, the Company entered into the TRA with Legence Parent and Legence Parent II (the “TRA Members”). This agreement generally provides for the payment by us to the TRA Members of 85% of the net cash savings, if any, in U.S. federal, state and local income tax that we (a) actually realize with respect to taxable periods ending after the IPO or (b) are deemed to realize in the event the TRA terminates early at our election, as a result of our breach or upon a change of control (as defined under the TRA, which includes certain mergers, asset sales and other forms of business combinations and certain changes to the composition of our board of directors) with respect to any taxable periods ending on or after such early termination event, in each case, as a result of (i) our allocable share of existing tax basis acquired in connection with the IPO and increases to such allocable share of existing tax basis; (ii) our utilization of certain tax attributes of the blocker entities that became subsidiaries of the Company pursuant to the Corporate Reorganization; (iii) increases in tax basis resulting from future redemptions or exchanges (or deemed exchanges in certain circumstances) of Legence Holdings interests for Class A Common Stock or cash and certain distributions (or deemed distributions) by Legence Holdings pursuant to the Exchange Agreement; and (iv) certain additional tax benefits arising from payments made under the TRA. We will retain the benefit of the remaining 15% of these cash savings, if any. If the TRA terminates early, we could be required to make a substantial, immediate lump-sum payment.
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
Our current and long-term TRA liability is $8.2 million and $208.8 million, respectively, as of March 31, 2026. Please refer to “Item 1. Financial Statements, Note 14—Tax Receivable Agreement” and “Note 17—Related Party Transactions” in Notes to Condensed Consolidated Financial Statements for further information.

Material Cash Requirements
As of March 31, 2026, our material cash requirements primarily consist of obligations under our financing arrangements and lease arrangements. As of March 31, 2026, the outstanding term loan balance is $995.3 million and the estimated future interest payments are $332.2 million. Future interest payments are estimated using the interest rate applicable as of March 31, 2026 applied to the outstanding balance, which decreases each quarter by principal payments of $2.5 million until the debt matures on December 16, 2031.
Additionally, we have various contingent obligations that we anticipate could require the use of cash based on contractual obligations as of March 31, 2026; however, the final amount payable or the timing may not be fixed and determinable. Such contingent obligations include the following:
•Some of our customers require us to secure surety bonds from reputable financial institutions to guarantee execution on certain projects. In the event Legence or its subcontractors fail to meet its performance obligations, customers have the option to request that the surety bond provider fund the completion of the project using other service providers. Under the terms of these agreements, we are liable for any disbursement made by the bonding company because of our failure to perform. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation. As of March 31, 2026 and December 31, 2025, $1,562.4 million and $561.5 million, respectively, of backlog and awarded contracts was subject to surety bond obligations.
•As part of our normal course of business, we offer guaranteed energy savings to customers under certain contracts. As of March 31, 2026 and December 31, 2025, total guarantees were $299.8 million and $307.4 million, respectively. Should the guaranteed energy savings not be achieved, these guarantees would become due to the customers. Historically, we have not incurred notable losses in connection with these guarantees.
•We have standby letters of credit that are secured through the revolving credit facility. Please refer to “Item 1. Financial Statements, Note 7—Debt” in Notes to Condensed Consolidated Financial Statements for further information. Obligations under these letters of credit are not normally called, as we typically comply with the underlying requirements. As of March 31, 2026 and December 31, 2025, we had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies. Please refer to “Item 1. Financial Statements, Note 18—Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements for further information.
•Payments for collective bargaining agreements, multiemployer pension plan liabilities and liabilities related to our deferred compensation and other employee benefit plans.
•Payments under the TRA.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin are financial measures not presented in accordance with GAAP but are intended to provide useful and supplemental information to investors and analysts as they evaluate our performance. Adjusted EBITDA is defined as net income (loss) adjusted to exclude, or otherwise reflect, interest expense, interest income, income tax (benefit) expense, depreciation and amortization, credit agreement amendment fees, net gain on sale and disposition of property and equipment, acquisition and integration costs, system deployment costs, strategic initiative costs, indemnification asset adjustments, Tax Receivable Agreement liability remeasurements and stock-based compensation expense (benefit). Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA should not be considered an alternative to net income (loss) that is derived in accordance with GAAP. Management believes that the exclusion of the above-described items from net income (loss) in the presentation of the non-GAAP measures identified above enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items, both in value and frequency, period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with those of other companies.
Our non-GAAP financial measures may not be comparable to similarly titled measures used by other companies, have limitations as analytical tools and should not be considered in isolation, or substitutes for analysis of our operating results as reported under GAAP. Additionally, we do not consider our non-GAAP financial measures superior to, or a substitute for, the equivalent measures calculated and presented in accordance with GAAP. Some of the limitations are that such non-GAAP measures:
•may exclude the recurring expenses of depreciation and amortization of property and equipment and definite-lived intangible assets and the assets being depreciated and amortized may have to be replaced in the future;
•do not reflect changes in our working capital needs;
•do not reflect the interest (income) expense on our indebtedness; or
•do not reflect the income tax (benefit) expense we are required to make.
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
The following table provides a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, and a calculation of Adjusted EBITDA Margin for the periods presented herein (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income (loss)	$17,394	$(19,139)
Interest expense	17,000	29,641
Interest income	(1,320)	(755)
Income tax (benefit) expense	(13,381)	4,038
Depreciation and amortization	42,276	29,351
Credit agreement amendment fees(1)	3,243	2,877
Net gain on sale and disposition of property and equipment	(64)	(98)
Acquisition and integration costs(2)	11,693	1,468
System deployment costs(3)	—	1,106
Strategic initiative costs(4)	1,199	6,788
Indemnification asset adjustments(5)	(105)	—
Tax Receivable Agreement liability remeasurements(6)	(249)	—
Stock-based and other non-cash compensation expense (benefit)(7)	40,415	(4,458)
Adjusted EBITDA	$118,101	$50,819
Net income (loss) margin	1.7%	(3.8)%
Adjusted EBITDA margin	11.4%	10.0%

(1)Represents costs incurred in connection with our debt refinancings in each of the periods presented.
(2)For the three months ended March 31, 2026 and 2025, the figures include $11.4 million and $0.2 million, respectively, of acquisition costs recorded in acquisition-related costs and $0.3 million and $1.3 million, respectively, of acquisition integration costs recorded in selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
(3)Represents consulting and initial upfront costs associated with implementing and optimizing certain enterprise resource planning systems.

(4)Represents (i) consulting, legal, accounting, and other expenses in connection with non-recurring extraordinary company transactions, including fees related to our IPO that did not meet the requirements to be deferred issuance costs and (ii) consulting, legal, accounting, and other expenses in connection with secondary offerings conducted on behalf of our selling shareholders.
(5)Represents adjustments to an indemnification asset related to unrecognized tax benefits acquired in a prior acquisition recorded in Other income, net in the Condensed Consolidated Statements of Operations and is fully offset in Income tax (benefit) expense in the Condensed Consolidated Statements of Operations.
(6)TRA liability remeasurements are recorded in Other income, net in the Condensed Consolidated Statements of Operations.
(7)Includes compensation expense for legacy Series A Interests and Restricted Series C Interests, as well as RSUs and stock options.
Backlog and Awarded Contracts and Book-to-Bill Ratio
We track backlog and awarded contracts. Our backlog and awarded contracts measure has two components: backlog and awarded contracts. Backlog represents, as of any date of determination, the expected revenue values of the remaining performance obligations under our contracted fixed-price projects. Awarded contracts represent, as of any date of determination, the expected revenue values of projects awarded to us following a request for proposals but for which a formal contract has not yet been signed.
We believe that these measures enable us to more effectively forecast our future results and working capital needs, as well as better identify future operating trends that may not otherwise be apparent. We believe this measure is also useful for investors in forecasting our future results and comparing us to our competitors. We also track our book-to-bill ratio, based on backlog and awarded contracts, for the same reasons. Our backlog is equivalent to our remaining performance obligations. Our awarded contracts are not performance obligations. As a result, there are no adjustments being made that would be reflected in a reconciliation. Our methodology for calculating backlog and awarded contracts or book-to-bill ratio may not be consistent with methodologies used by other companies.
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

The following table presents our backlog and awarded contracts and book-to-bill ratio by reportable segment with book-to-bill ratio calculated during the periods noted (dollars in thousands):

	March 31,
	2026	2025
Engineering & Consulting
Backlog	$656,457	$616,302
Awarded contracts	355,221	279,993
Backlog and awarded contracts	$1,011,678	$896,295
Book-to-bill ratio for the three months ended March 31	1.0x	1.3x
Installation & Maintenance
Backlog	$3,540,062	$1,237,454
Awarded contracts	831,110	506,126
Backlog and awarded contracts	$4,371,172	$1,743,580
Book-to-bill ratio for the three months ended March 31	1.2x	1.4x
Total
Backlog	$4,196,519	$1,853,756
Awarded contracts	1,186,331	786,119
Backlog and awarded contracts	$5,382,850	$2,639,875
Book-to-bill ratio for the three months ended March 31	1.2x	1.4x
The increase in backlog and awarded contracts from March 31, 2025 to March 31, 2026 resulted from an increase in awards in both segments. The increase in Engineering & Consulting was primarily driven by new projects within the state & local government and education end markets. The increase in Installation & Maintenance was primarily driven by new projects within the data centers & technology end market.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our Condensed Consolidated Financial Statements. The preparation of the Condensed Consolidated Financial Statements in conformity with GAAP requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures in the financial statements. Actual results could differ from those estimates. Our significant accounting policies are discussed in “Item 1. Financial Statements, Note 2—Summary of Significant Accounting Policies” in Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and in “Note 2—Summary of Significant Accounting Policies” in Notes to Consolidated Financial Statements as presented in our 2025 Annual Report. These policies, along with our underlying judgments and assumptions made in their application, have a significant impact on our Condensed Consolidated Financial Statements.
We identify our critical accounting policies as those that are the most pervasive and important to the portrayal of our financial position and operating results and that require the most difficult, subjective and/or complex judgments regarding estimates in matters that are inherently uncertain. Our critical accounting policies are those related to revenue recognition, goodwill, the TRA, income taxes, acquisitions and valuation of intangible assets. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates" in Part II of our 2025 Annual Report.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We seek to mitigate this risk with an appropriate amount of fixed rate debt obligations through interest rate derivative contracts that fix the interest rate on the respective floating rate debt obligations. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $995.3 million as of March 31, 2026, and $797.8 million as of December 31, 2025, an increase in the current interest rate levels of 1.0% would result in an increase in our annual interest expense of $10.0 million and $8.0 million, respectively.
Inflation Risk
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of contract assets and accounts receivable. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure for credit losses and maintain allowances for anticipated losses. We may also require prepayments for certain of our services. Concentrations of credit risk with respect to our receivables are somewhat limited due to the large number of customers comprising our customer base and their dispersion among many different geographies.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that such Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we did not (i) design and implement effective general information technology controls (“GITCs”) for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements and which provide appropriate segregation of duties to adequately restrict general user and privileged access to financial information systems to appropriate Company personnel or (ii) fully maintain certain components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including elements of information and communication and control activities. As a result, we have observed at a few business units a lack of evidence of sufficient journal entry review as well as conflicts whereby personnel have the ability to both prepare and post journal entries to the general ledger. The Company’s business process controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected. We determined that these material weaknesses remained unremediated as of March 31, 2026.
Remediation Plan for the Material Weaknesses
In response to the material weaknesses described above, our management, with the oversight of the Audit Committee, is in the process of developing and implementing a remediation plan. During the first quarter of 2026, we have continued to implement a more robust internal control IT framework that includes bolstered enterprise-wide access request protocols. We have also made personnel changes and have rolled out bolstered processes at multiple business units to document and verify the journal entry review process and remove existing conflicts. To support those efforts, we have engaged a third-party firm to assist with the documentation of our processes and internal controls and to identify additional control owner training gaps that should be addressed in support of the implementation of effective GITCs and other controls. Such training includes best practices on how to sufficiently document and evidence the operation of such GITCs and adequate journal entry review processes. We have also hired a Chief Information Officer with extensive knowledge in enterprise-wide technology strategy and integration who will further assist in the supervision of the remediation of the GITC deficiencies. We will continue to dedicate significant efforts and resources to ensure reporting requirements are met and proper segregation of duties are maintained to address the material weaknesses identified above.
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

Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the material weaknesses described above, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and our subsidiaries may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe these matters will not have a material adverse effect on our business, financial condition or results of operations. Refer to “Part I. Financial Information, Item 1. Financial Statements, Note 18—Commitments and Contingencies”in Notes to Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
Our business faces many risks. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under“Item 1A. Risk Factors” in our 2025 Annual Report, and the risk factors and other cautionary statements contained in our subsequent SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
On January 2, 2026, we and Legence Subsidiary Holdings, LLC, a Delaware limited liability company (the “Purchaser”), consummated the previously announced acquisition of Bowers (the “Bowers Acquisition”) pursuant to the Equity Purchase Agreement (the “Purchase Agreement” and, the consummation of the transactions contemplated thereby, the “Bowers Acquisition Closing”), dated as of November 13, 2025, by and among the Company, the Purchaser, Bowers, and Wayne E. Bowers Revocable Living Trust, Quiet Harbor Trust and The David O’Donnell Revocable Trust dated Nov. 15, 2008 (collectively, the “Sellers”). The Purchase Agreement provided for a series of transactions, on the terms and subject to the conditions set forth therein, whereby (i) the Sellers caused Bowers and certain of its subsidiaries to convert into Maryland limited liability companies and the Sellers contributed 100% of the Bowers Interests to a newly formed Delaware limited liability company wholly owned by the Sellers (“NewCo”), which joined as a party to the Purchase Agreement, and (ii) the Purchaser purchased from NewCo all of the Bowers Interests in exchange for 2,551,672 shares of Class A Common Stock and approximately $325 million in cash, subject to customary post-closing adjustments.

In addition, on the terms and subject to the conditions set forth in the Purchase Agreement, on the Deferred Consideration Date, NewCo will receive an amount equal to $50 million, payable in either, or any combination of, as determined in the Purchaser’s sole discretion, (i) cash or (ii) shares of Class A Common Stock. The amount of Deferred Consideration Shares will be determined based on the volume weighted average sales price of the Class A Common Stock, as traded on Nasdaq, calculated for the 10 trading day period ending on the last trading day that occurs at least 3 days prior to the Deferred Consideration Date.

The issuance of the Stock Consideration was, and the issuance of any Deferred Consideration Shares will be, on the terms and subject to the conditions set forth in the Purchase Agreement, completed in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") pursuant to Section 4(a)(2) thereof as a transaction by an issuer not involving any public offering.

On March 1, 2026, we and our wholly owned subsidiary, OCI Associates, LLC, acquired certain assets from Metrix Engineers, LLC (“Metrix”) in exchange for approximately $25 million in cash, subject to customary post-closing adjustments, and 149,331 shares of Class A Common Stock, which shares, at Metrix’s direction, were issued to beneficial owners of Metrix in reliance on an exemption from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof as transactions by an issuer not involving any public offering.

The stock issuances described above did not involve any underwriters, underwriting discounts or commissions, or any public offering and we believe such issuances are exempt from the registration requirements of the Securities Act by virtue of Section 4(a)(2) thereof.
Issuer Purchases of Equity Securities
We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the first quarter of 2026.

Item 5. Other Information

Trading Plans

During the quarter ended March 31, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

Item 6. Exhibits

Exhibit Number	Description
2.1
Equity Purchase Agreement, dated as of November 13, 2025, by and among The Bowers Group, Inc., a Maryland corporation, Wayne E. Bowers Revocable Living Trust, Quiet Harbor Trust and The David O’Donnell Revocable Trust dated Nov. 15, 2008, collectively as the sellers, Legence Subsidiary Holdings, LLC, as the purchaser, and Legence Corp., as parent of the purchaser (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the SEC on November 14, 2025).

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

†10.2
Amendment No. 13 to Credit Agreement, dated as of January 15, 2026 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K, File No. 001-42838, filed with the Commission on March 30, 2026).

+10.3	2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form S-8, File No. 333-294093, filed with the Commission on March 6, 2026).
*+10.4	2026 Form of Stock Option Grant Notice and Award Agreement.
*+10.5	2026 Form of RSU Grant Notice and Award Agreement.
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
Date: May 14, 2026

LEGENCE CORP.

By:	/s/ Stephen Butz
Stephen Butz
Chief Financial Officer
(principal financial officer)

By:	/s/ Philippe Le Bris
Philippe Le Bris
Chief Accounting Officer
(principal accounting officer)