Form 10-Q
period 2026-06-30
Legence Corp.
filed 2026-08-13
CIK 2052568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
As of August 10, 2026, there were 108,075,480 shares of total common stock of the Registrant outstanding, including 76,904,346 shares of Class A common stock, par value $0.01 per share, and 31,171,134 shares of Class B common stock, par value $0.01 per share.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q (this “Quarterly Report”) may contain “forward-looking statements.” All statements, other than statements of historical fact included in this Quarterly Report regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Quarterly Report, words such as “may,” “assume,” “forecast,” “could,” “should,” “will,” “plan,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “budget” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events at the time such statements were made. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements included in this Quarterly Report. Examples of forward-looking statements include, among others, statements we make regarding:
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
•our ability to comply with increasing scrutiny, regulatory requirements and changing stakeholder expectations with respect to sustainability and environmental, social and governance matters, including changes in state or local government policies, permitting requirements or land use regulations resulting from community opposition to data center development;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Legence Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$291,980	$230,166
Accounts receivable, net	918,930	584,060
Contract assets, net	382,167	259,941
Prepaid expenses and other current assets	55,099	36,179
Total current assets	1,648,176	1,110,346
Property and equipment, net of accumulated depreciation of $115,490 and $98,650 as of June 30, 2026 and December 31, 2025, respectively	130,412	92,333
Operating lease right-of-use assets (including $18,598 and $20,025 as of June 30, 2026 and December 31, 2025, respectively, from related parties)	153,536	117,139
Goodwill	822,521	764,336
Intangible assets, net	792,175	551,420
Other assets	192,869	43,822
Total assets(a)	$3,739,689	$2,679,396
Liabilities and Equity
Current liabilities:
Accounts payable	$428,988	$246,161
Accrued compensation and benefits	139,133	68,064
Accrued and other current liabilities	81,405	16,475
Contract liabilities	517,932	339,462
Current portion of operating lease liabilities (including $3,889 and $3,920 as of June 30, 2026 and December 31, 2025, respectively, from related parties)	31,008	21,300
Current portion of long-term debt	26,201	16,694
Total current liabilities	1,224,667	708,156
Long-term debt, net of current portion (including $97,162 and $84,735 as of June 30, 2026 and December 31, 2025, respectively, from related parties)	1,008,336	812,398
Operating lease liabilities, net of current portion (including $15,759 and $17,282 as of June 30, 2026 and December 31, 2025, respectively, from related parties)	130,023	103,762
Tax receivable agreement liability - related party	342,729	207,448
Deferred tax liabilities, net	43,397	46,714
Other long-term liabilities	12,997	12,123
Total liabilities(a)	2,762,149	1,890,601
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding as of June 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 76,881,291 and 63,856,975 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	768	638
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 31,171,134 and 41,479,954 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	312	415
Additional paid-in capital	917,012	701,791
Accumulated deficit	(321,696)	(309,949)
Accumulated other comprehensive income (loss)	4,067	(698)
Total Legence stockholders' equity	600,463	392,197
Noncontrolling interests	377,077	396,598
Total stockholders' equity	977,540	788,795
Total liabilities and stockholders' equity	$3,739,689	$2,679,396
(a) As of June 30, 2026, total assets include $23.2 million and total liabilities include $8.7 million for consolidated variable interest PCs as defined in “Note 6—Variable Interest Entities and Equity Method Investments”. As of December 31, 2025, total assets include $21.8 million and total liabilities include $9.4 million for consolidated variable interest PCs. Substantially all of the remaining total assets and total liabilities are attributable to the consolidated Legence Holdings variable interest entity, excluding the Tax receivable agreement liability (refer to “Note 14—Tax Receivable Agreement”), deferred tax assets net of valuation allowance of $174.9 million and $29.5 million included in Other assets as of June 30, 2026 and December 31, 2025, respectively, as well as income tax payable of $6.9 million and $2.0 million included in Accrued and other current liabilities as of June 30, 2026 and December 31, 2025, respectively. Assets of the variable interest entities can only be used to settle the liabilities of those entities. Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$1,262,127	$598,890	$2,300,020	$1,104,843
Cost of revenue	1,041,896	470,216	1,893,635	864,465
Gross profit	220,231	128,674	406,385	240,378

Selling, general and administrative	147,591	72,468	263,686	141,927
Depreciation and amortization	37,972	25,344	74,800	51,436
Acquisition-related costs	415	19	11,847	176
Gain on sale of property and equipment	(118)	(122)	(182)	(220)
Goodwill impairment	21,586	—	21,586	—
Long-lived asset impairment	19,491	—	19,491	—
Equity in earnings of joint venture	(88)	(364)	(592)	(824)
(Loss) income from operations	(6,618)	31,329	15,749	47,883

Other expense (income):
Interest expense (including $1,567 and $4,169 for the three months in 2026 and 2025, respectively, and $3,247 and $8,465 for the six months in 2026 and 2025, respectively, from related parties)	16,911	30,404	33,911	60,045
Interest income	(1,914)	(764)	(3,234)	(1,519)
Credit agreement amendment fees	2,014	49	5,257	2,926
Loss on debt extinguishment	13	—	13	—
Other income, net	(169)	(37)	(738)	(145)
Total other expense, net	16,855	29,652	35,209	61,307
(Loss) income before income tax	(23,473)	1,677	(19,460)	(13,424)

Income tax expense (benefit)	11,091	5,546	(2,290)	9,584
Net loss	(34,564)	(3,869)	(17,170)	(23,008)
Net (loss) income attributable to noncontrolling interests	(6,723)	1,401	(5,423)	3,475
Net loss attributable to Legence	$(27,841)	$(5,270)	$(11,747)	$(26,483)

Loss per share:
Basic	$(0.37)		$(0.16)
Diluted	$(0.37)		$(0.23)
Weighted-average Class A Common Stock outstanding:
Basic	76,032		71,616
Diluted	76,032		107,976
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Comprehensive Loss
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(34,564)	$(3,869)	$(17,170)	$(23,008)
Other comprehensive income (loss), net:
Gain (loss) related to interest rate swaps, net of tax	3,756	(2,057)	6,866	(8,271)
Other comprehensive income (loss)	3,756	(2,057)	6,866	(8,271)
Comprehensive loss	(30,808)	(5,926)	(10,304)	(31,279)
Comprehensive (loss) income attributable to noncontrolling interests	(5,619)	1,401	(3,147)	3,475
Comprehensive loss attributable to Legence	$(25,189)	$(7,327)	$(7,157)	$(34,754)
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity
Balance, December 31, 2025	63,856,975	$638	41,479,954	$415	$701,791	$(309,949)	$(698)	392,197	396,598	788,795
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	—	—	—	—	(5,112)	—	—	(5,112)	—	(5,112)
Stock-based compensation for RSUs and stock options	—	—	—	—	4,025	—	—	4,025	—	4,025
Issuance of Class A Common Stock for acquisitions	2,701,003	27	—	—	106,410	—	—	106,437	—	106,437
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC and issuances of Class A Common Stock	—	—	—	—	(23,681)	—	(19)	(23,700)	23,700	—
Exchange of Class B Common Stock to Class A Common Stock	780,121	8	(780,121)	(8)	—	—	—	—	—	—
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	22,825	22,825
Contribution from Legence Parent II for Series A Interests	—	—	—	—	13,565	—	—	13,565	—	13,565
Other comprehensive income	—	—	—	—	—	—	1,938	1,938	1,172	3,110
Net income	—	—	—	—	—	16,094	—	16,094	1,300	17,394
Balance, March 31, 2026	67,338,099	673	40,699,833	407	796,998	(293,855)	1,221	505,444	445,595	951,039

See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity	Non- controlling Interests	Total Stockholders’ Equity
Balance, March 31, 2026	67,338,099	673	40,699,833	407	796,998	(293,855)	1,221	505,444	445,595	951,039
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	—	—	—	—	(16,437)	—	—	(16,437)	—	(16,437)
Stock-based compensation for RSUs and stock options	—	—	—	—	6,148	—	—	6,148	—	6,148
Issuance of Class A Common Stock under stock-based compensation plans	14,493	—	—	—	—	—	—	—	—	—
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC and issuances of Class A Common Stock	—	—	—	—	105,636	—	194	105,830	(105,830)	—
Exchange of Class B Common Stock to Class A Common Stock	9,528,699	95	(9,528,699)	(95)	—	—	—	—	—	—
Contribution from Legence Parent for Series A Interests and related, and, Restricted Series C Interests	—	—	—	—	—	—	—	—	42,931	42,931
Contribution from Legence Parent II for Series A Interests and related	—	—	—	—	24,667	—	—	24,667	—	24,667
Other comprehensive income	—	—	—	—	—	—	2,652	2,652	1,104	3,756
Net loss	—	—	—	—	—	(27,841)	—	(27,841)	(6,723)	(34,564)
Balance, June 30, 2026	76,881,291	$768	31,171,134	$312	$917,012	$(321,696)	$4,067	$600,463	$377,077	$977,540
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands)
(Unaudited)

	Member's Equity	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2024	$443,738	$(250,169)	$9,111	$202,680	$912	$203,592
Reclassification of vested Legence Parent Series A Interests from liabilities	33	—	—	33	—	33
Other comprehensive loss	—	—	(6,214)	(6,214)	—	(6,214)
Net (loss) income	—	(21,213)	—	(21,213)	2,074	(19,139)
Balance, March 31, 2025	443,771	(271,382)	2,897	175,286	2,986	178,272
Reclassification of vested Legence Parent Series A Interests from liabilities	228	—	—	228	—	228
Other comprehensive loss	—	—	(2,057)	(2,057)	—	(2,057)
Net (loss) income	—	(5,270)	—	(5,270)	1,401	(3,869)
Balance, June 30, 2025	$443,999	$(276,652)	$840	$168,187	$4,387	$172,574
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(17,170)	$(23,008)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization of intangible assets	65,954	42,237
Depreciation of property and equipment	20,512	15,884
Goodwill impairment	21,586	—
Long-lived asset impairment	19,491	—
Amortization of debt issuance costs and discounts	859	2,065
Stock-based compensation	96,478	3,241
Compensation expense - Performance Interests	15,554	—
Deferred taxes	(26,647)	(3,929)
Equity in earnings of joint venture	(592)	(824)
Operating lease right-of-use asset lease expense	14,413	8,301
Other	755	430
Changes in operating assets and liabilities:
Accounts receivable, net	(151,052)	(41,071)
Contract assets	(53,696)	(24,516)
Prepaid expenses and other current assets	(2,934)	3,887
Accounts payable	105,297	46,514
Accrued compensation and benefits	42,716	21,771
Accrued and other current liabilities	1,908	(2,410)
Contract liabilities	51,421	20,039
Operating lease liabilities, current and long-term	(12,051)	(6,652)
Other long-term assets and liabilities	1,692	583
Cash provided by operating activities	194,494	62,542

Cash flows from investing activities:
Purchases of property and equipment	(41,867)	(14,164)
Consideration paid for acquisitions, net of cash acquired	(281,293)	(453)
Proceeds from sale of property and equipment	220	166
Cash used in investing activities	(322,940)	(14,451)

Cash flows from financing activities:
Term loan borrowings (including $15,000 and $2,495 in 2026 and 2025, respectively, from related parties)	200,000	2,495
Term loan payments	(4,983)	(10,714)
Revolver borrowings	25,000	—
Revolver payments	(25,000)	—
Notes payable payments	(3,273)	(4,354)
Finance lease payments	(2,855)	(1,813)
Payments for deferred offering costs	(60)	(16,973)
Other	1,431	—
Cash provided by (used in) financing activities	190,260	(31,359)
Increase in cash and cash equivalents	61,814	16,732
Cash and cash equivalents, beginning of period	230,166	81,167
Cash and cash equivalents, end of period	$291,980	$97,899
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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited Condensed Consolidated Financial Statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company’s audited Consolidated Financial Statements and notes thereto from the Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026 (the “2025 Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all adjustments (consisting of normal recurring

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
adjustments) that are necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from the 2025 audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The preparation of the unaudited Condensed Consolidated Financial Statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that will be realized for the year ended December 31, 2026, or for any future period. These condensed consolidated financial statements should be read in conjunction with the 2025 Annual Report.
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
The Company disaggregates revenue by service line as management believes this category best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue by Service Line and Segment	2026	2025	2026	2025
Engineering & Consulting:
Engineering & Design	$102,348	$106,685	$199,919	$213,227
Program & Project Management	104,545	89,409	172,775	128,314
Total Engineering & Consulting segment	206,893	196,094	372,694	341,541
Installation & Maintenance:
Installation & Fabrication	924,884	320,025	1,683,476	609,707
Maintenance & Service	130,350	82,771	243,850	153,595
Total Installation & Maintenance segment	1,055,234	402,796	1,927,326	763,302
Revenue	$1,262,127	$598,890	$2,300,020	$1,104,843
One customer of the Installation & Maintenance segment represented 17.2% and 17.6% of the Company’s revenue for the three and six months ended June 30, 2026, respectively, and 5.7% and 5.9% of the Company’s revenue for the three and six months ended June 30, 2025, respectively. No other single customer accounted for more than 10% of revenue for the three and six months ended June 30, 2026 and 2025.
Contract Assets and Liabilities
Due to the nature of the Company’s performance obligations and the timing of contractual payment terms, the Company has material contract asset and liability balances.
Contract assets include $158.0 million and $98.5 million of contract retentions as of June 30, 2026 and December 31, 2025, respectively. Contract retentions included in contract assets are generally subject to substantial project completion and acceptance by the customer.
Contract assets and contract liabilities fluctuate based on factors that occur in the normal course of business, including the volume of projects in progress at period end, the timing of negotiated payment terms, billing frequency and other differences in payment terms relative to revenue recognition.
The Company recognized $68.5 million of contract assets and $127.1 million of contract liabilities as part of purchased assets and liabilities related to acquisitions completed during the six months ended June 30, 2026. Refer to “Note 4—Acquisitions” for further information. The remaining increase in contract assets from December 31, 2025 to June 30, 2026 was primarily due to the increase in the Company’s volume of project activity from both Installation & Maintenance and Engineering & Consulting segments, as reflected in increased revenue from these segments for the six months ended June 30, 2026. The remaining change in contract liabilities from December 31, 2025 to June 30, 2026 is primarily due to the timing and amount of revenue recognized.
During the three and six months ended June 30, 2026, the Company recognized revenue of $74.2 million and $274.9 million, respectively, related to contract liabilities outstanding as of December 31, 2025. During the three and six months ended June 30, 2025, the Company recognized revenue of $24.5 million and $97.3 million, respectively, related to contract liabilities outstanding as of December 31, 2024.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Contracts Receivable
Included in the contracts receivable balance is retention for which the Company has an unconditional right to payment and is only subject to the passage of time. Retentions included in Contracts Receivable as of June 30, 2026 and December 31, 2025 were $41.8 million and $9.6 million, respectively.
Remaining Performance Obligations
The Company had approximately $4,017.8 million in remaining performance obligations as of June 30, 2026, which represent the expected remaining revenue values under the Company’s contracted or otherwise secured fixed-price project commitments. The Company expects to recognize approximately 65% to 75% of the remaining performance obligations within the next 12 months. The majority of the remaining performance obligations after the first 12 months are expected to be recognized within the following two years.
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
A summary of the purchased assets and liabilities for the 2026 acquisitions acquired at their fair value was as follows (in thousands):

	Bowers	Metrix	Total
Cash	$27,934	$34	$27,968
Accounts receivable	180,536	3,267	183,803
Contract assets	67,416	1,115	68,531
Prepaid expenses and other current assets	3,432	81	3,513
Property and equipment	15,611	359	15,970
Operating lease right-of-use assets	21,679	902	22,581
Goodwill	72,197	7,574	79,771
Intangible assets	302,000	24,200	326,200
Other assets	468	—	468
	691,273	37,532	728,805

Accounts payable	(79,834)	(47)	(79,881)
Accrued compensation and benefits	(28,156)	—	(28,156)
Accrued and other current liabilities	(11,505)	(4)	(11,509)
Contract liabilities	(123,752)	(3,298)	(127,050)
Current portion of operating lease liabilities	(4,000)	(180)	(4,180)
Current portion of long-term debt	(1,276)	—	(1,276)
Long-term debt, net of current portion	(1,391)	—	(1,391)
Operating lease liabilities, net of current portion	(14,679)	(721)	(15,400)
	(264,593)	(4,250)	(268,843)
Net acquired assets	$426,680	$33,282	$459,962
Finite-lived intangible assets that are being amortized using the straight-line method over their estimated lives at the applicable acquisition dates in 2026 consist of the following (in thousands, except weighted-average useful lives):

	Bowers	Metrix	Total	Weighted- average Useful Life (in years)
Customer relationships	$199,900	$19,100	$219,000	11.0
Trade names	46,600	—	46,600	10.0
Contract backlog	55,500	5,100	60,600	2.0
	$302,000	$24,200	$326,200
Goodwill arising from acquisitions is derived largely from expected synergies and growth as well as the acquired assembled workforces. Goodwill is deductible for tax purposes for the 2026 acquisitions.
During the three and six months ended June 30, 2026, the Company incurred acquisition-related costs for Bowers of $0.2 million and $10.7 million, respectively, which are included in Acquisition-related costs on the Condensed Consolidated Statements of Operations.

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
Total consideration transferred of $21.5 million for the 2025 acquisitions consists of the following (in thousands):

	IMD	Other 2025 Acquisition	Total
Cash	$9,265	$6,909	$16,174
Issuance of Legence Corp. Class A Common Stock	3,589	449	4,038
Holdback	1,000	250	1,250
Total consideration transferred	$13,854	$7,608	$21,462
The Company issued 145,600 shares of Class A Common Stock as part of the 2025 acquisitions. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of June 30, 2026, there was $1.3 million in holdback included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets related to 2025 acquisitions.

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
Supplemental Pro Forma Information
The following unaudited supplemental pro forma results of operations for Legence are presented as if the Bowers acquisition had been consummated on January 1, 2025. There is no pro forma information included for the three and six months ended June 30, 2026, as the Company’s actual financial results for the period fully reflect the acquisition of Bowers. Pro forma results for the Metrix acquisition are not presented as they are not material to the Company’s Condensed Consolidated Financial Statements. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands).

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenue	$795,369	$1,478,106
Net income (loss) attributable to Legence	$(7,790)	$(39,351)
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
Results of Operations
For the three and six months ended June 30, 2026, Revenue of $303.8 million and $547.1 million, respectively, and Net income of $9.6 million and $0.4 million, respectively, are included in the Condensed Consolidated Statements of Operations for the Bowers acquisition. Results of operations for the Metrix acquisition are not disclosed as they are not material to the Company’s Condensed Consolidated Financial Statements.
Note 5 - Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of Goodwill by segment (in thousands):

Carrying value of Goodwill	Engineering & Consulting	Installation & Maintenance	Total
Balance, December 31, 2025	$412,987	$351,349	$764,336
Acquisitions	5,425	72,197	77,622
Measurement period adjustments	2,149	—	2,149
Impairment	(21,586)	—	(21,586)
Balance, June 30, 2026	$398,975	$423,546	$822,521

Accumulated goodwill impairment
Balance, December 31, 2025	$47,821	$47,407	$95,228
Balance, June 30, 2026	$69,407	$47,407	$116,814
During the three months ended June 30, 2026, the Company determined that the carrying amount of Goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in a Goodwill impairment of $21.6 million recognized in Goodwill impairment on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2026. The impairment was primarily driven by a decline in new contracts during the three months ended June 30, 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections.
The Company’s identifiable intangible assets consist of the following (in thousands, except weighted-average remaining lives):

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$846,090	$(233,357)	$612,733	8.5
Trade names	223,787	(91,028)	132,759	5.9
Contract backlog	62,170	(15,487)	46,683	1.5
	$1,132,047	$(339,872)	$792,175
During the three months ended June 30, 2026, the Company determined that a triggering event had occurred for long-lived assets related to one asset group in the Engineering & Consulting segment. The triggering event occurred as a result of a decline in new contracts during the three months ended June 30, 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections. The Company determined that the carrying amount of long-lived assets for the asset group exceeded fair value, resulting in a long-lived asset impairment of $19.5 million recognized in Long-lived asset impairment on the Condensed Consolidated Statement of Operations during the three and six months ended June 30, 2026. The asset group's fair value was estimated using an income approach. The

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
income approach utilizes discounted future cash flows and key assumptions including the estimated life the asset will contribute to cash flows, revenue growth rates and EBITDA margins, attrition rate of customers, as well as the estimated discount rate that reflects the level of risk associated with receiving future cash flows.

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$658,798	$(209,054)	$449,744	8.3
Trade names	180,428	(80,068)	100,360	5.4
Contract backlog	1,570	(254)	1,316	1.4
	$840,796	$(289,376)	$551,420
The value of acquired identifiable intangibles at the applicable acquisition dates in 2026 is $326.2 million. Refer to “Note 4—Acquisitions” for further information.
Future amortization of intangible assets as of June 30, 2026 was as follows (in thousands):

Year ended December 31:
2026 (six months remaining)	$65,258
2027	126,215
2028	96,040
2029	95,615
2030	94,826
Thereafter	314,221
$792,175
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The table below shows the carrying amounts and classification of the PCs’ assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets, excluding intercompany balances (in thousands):

	June 30, 2026	December 31, 2025
Cash	$4,165	$5,019
Accounts receivable, net	15,351	12,868
Contract assets, net	3,564	3,699
Total current assets	23,080	21,586
Other assets	130	224
Total assets	$23,210	$21,810

Accrued and other current liabilities	$1,237	$2,359
Contract liabilities	7,484	7,012
Total liabilities	$8,721	$9,371
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
Equity Method Investments
The Company has investments in, and transactions with, a number of unconsolidated joint ventures. The investments and earnings are immaterial. In addition, the Company recognized immaterial related-party revenue from subcontracts with these joint ventures during the three and six months ended June 30, 2026 and 2025. These amounts are included in Revenue on the Condensed Consolidated Statements of Operations.
Note 7 - Debt
Debt obligations consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Term loan	$992,790	$797,772
Notes payable	33,589	27,345
Finance lease liabilities	14,972	10,642
Total debt	1,041,351	835,759
Less: Current portion	(26,201)	(16,694)
Less: Unamortized debt issuance costs and discounts	(6,814)	(6,667)
Long-term debt, net of current portion	$1,008,336	$812,398
Term loan
Legence Holdings has entered into a credit agreement (as amended from time to time) with Jefferies Finance LLC as the administrative agent for a group of lenders, which provides for a term loan credit facility and a revolving credit facility. The term loan matures on December 2031, and is secured by a lien on substantially all assets of Legence Holdings and its wholly-owned subsidiaries, subject to customary exclusions. A portion of the term loan is held by lenders associated with the Company and BX Aggregators. They are subject to the same terms described below, including interest payments, principal payments and maturity. The credit agreement has been amended from time to time, including as described below:

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
•On May 27, 2026, Legence Holdings amended its credit agreement to reduce the interest rate applicable to the term loan by 0.25%. The amendment provides for an additional 0.25% reduction of the interest rate applicable to the term loan if the Company maintains certain credit ratings.
Prior to the May 27, 2026 amendment, Secured Overnight Financing Rate (“SOFR”) rate term loans bore interest at SOFR plus 2.25% with a SOFR floor of 0.75%. Base rate loans bear interest at 1.25% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00% ("Base Rate").
After the May 27, 2026 amendment, SOFR rate term loans bear interest at SOFR plus 2.00% with a SOFR floor of 0.75%. Base rate term loans bear interest at 1.00% plus the Base Rate.
Interest on SOFR rate term loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate loans is payable quarterly.
As of June 30, 2026, principal payments on the term loans of $2.5 million are payable quarterly, with any remaining principal balance due on December 16, 2031. Subject to the requirements of the agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the credit agreement. The credit agreement contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants. Legence Holdings is in compliance with the financial covenants as of June 30, 2026.
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
In addition, a revolver commitment fee is payable quarterly for the unused portion of the revolving credit facility at a rate of 0.38% to 0.50% based on Legence Holdings’ Net Leverage Ratio. As of June 30, 2026, the rate for the unused portion of the revolving credit facility is 0.38%. The revolving credit facility may be used to issue standby letters of credit, which reduce the amount available for borrowings. As of June 30, 2026, there are $30.7 million letters of credit outstanding under the revolving credit facility, with an interest rate of 2.38%, leaving $169.3 million remaining available to be borrowed under the facility. There were no outstanding borrowings under the revolving credit facility as of June 30, 2026 and December 31, 2025.
The credit agreement, in addition to customary affirmative covenants, contains a springing financial maintenance covenant that requires the Consolidated First Lien Net Leverage Ratio to be less than 8.50 to 1.00 if certain testing conditions are

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
satisfied. The springing financial maintenance covenant is only tested if as of the last day of a Test Period (generally quarterly) the amount of loans and/or letters of credit outstanding under the revolving credit facility is greater than 35% of the facility size. The springing financial maintenance covenant was not required to be tested during the periods presented in the Condensed Consolidated Financial Statements, and the Company is in compliance with the financial covenant as of June 30, 2026.
Notes payable
As part of the consideration transferred to acquire certain companies in prior years, the Company issued notes payable to former owners of acquired companies. The former owners are considered related parties when they are employees or Parent interests holders. The Company can prepay these notes without penalty.
The Company issued a promissory note payable in connection with a 2022 acquisition. As of June 30, 2026 and December 31, 2025, the outstanding balance is $10.9 million and $10.6 million, respectively, and the carrying value is $10.5 million and $10.1 million, respectively, recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. The stated interest rate is 5.5%. All principal and interest are due at the earlier of the end of the 5-year term in 2027 or upon a sale event as defined in the note agreement.
The Company issued promissory notes payable in connection with a 2023 acquisition and a 2022 acquisition, and the holders of the promissory notes were related parties as of June 30, 2026 and December 31, 2025. As of both June 30, 2026 and December 31, 2025, the outstanding balance is $13.7 million. As of June 30, 2026 and December 31, 2025, the carrying value is $13.0 million and $12.8 million, respectively. As of June 30, 2026 and December 31, 2025, $11.0 million and $10.8 million, respectively, are recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. As of both June 30, 2026 and December 31, 2025, $2.0 million is recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheets. The promissory notes have a range of stated interest rates from 5.5% to 6.0% and maturities ranging from 2026 to 2028, at which time all principal and interest are due. The promissory note related to the 2022 acquisition requires the Company to repay all principal and interest earlier if the Company undergoes a change of control as defined in the note agreement.
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
The following table presents the input level used to determine the fair value of the financial instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$219,920	$—	$—
Interest rate swap instruments	$—	$5,833	$—
Liabilities:
Interest rate swap instruments	$—	$119	$—

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
Financial Instruments Not Carried at Fair Value: The table below shows the fair value and carrying value of the term loan and promissory notes (a component of notes payable) included in Total debt as shown in “Note 7—Debt” (in thousands):

	June 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$991,747	$987,094	$803,995	$792,515
Promissory notes	$24,575	$23,488	$21,490	$22,906
The fair value of the term loan as of June 30, 2026 and December 31, 2025 was derived by taking the mid-point of the trading prices from observable market inputs in the secondary bond market for the term loan (Level 2 measurement) and multiplying it by the outstanding face value of the term loan.
The fair value of the promissory notes as of June 30, 2026 and December 31, 2025 was calculated using a discounted cash flow methodology under the income approach, using interest rate indices, risk premiums, and adjustments for the size, subordination of the instrument, and contractual prepayment features (Level 3 measurement).
The carrying value of the remaining notes payable and finance lease liabilities approximates fair value as of June 30, 2026 and December 31, 2025.
Note 9 - Derivatives
Interest Rate Swaps: The Company has multiple interest rate swap agreements designated as cash flow hedges. The Company utilizes these interest rate swap agreements to reduce exposure to fluctuations in variable interest rates for future interest payments on its term loan. The total notional amount is $785.0 million as of June 30, 2026 and December 31, 2025. Failure of the interest rate swap counterparties to make payments may result in the loss of any potential benefit to the Company under the interest rate swap agreements. The Company mitigates risk of non-performance by counterparties by dealing with highly rated counterparties. The Company does not use financial instruments for trading or speculative purposes. Additional information regarding the fair value of the Company’s interest rate swaps can be found in “Note 8—Fair Value Measurements”.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The fair value of derivative instruments is presented on the Condensed Consolidated Balance Sheets, as follows (in thousands):

	Balance Sheet Location	June 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swap asset (short-term)	Prepaid expenses and other current assets	$3,464	$42
Interest rate swap asset (long-term)	Other assets	$2,369	$—
Interest rate swap liability (short-term)	Accrued and other current liabilities	$119	$886
Interest rate swap liability (long-term)	Other long-term liabilities	$—	$308
The following table presents the gross changes in Accumulated Other Comprehensive Income (“AOCI”) from the Company’s cash flow hedges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beginning balance	$1,221	$2,897	$(698)	$9,111
Unrealized gain (loss) recognized in AOCI	4,052	(392)	7,535	(3,790)
Gain reclassified from AOCI to Interest expense	(296)	(1,665)	(669)	(4,481)
Other comprehensive income (loss)	3,756	(2,057)	6,866	(8,271)
Other comprehensive income attributable to noncontrolling interests	910	—	2,101	—
Ending balance	$4,067	$840	$4,067	$840
For the three and six months ended June 30, 2026 and 2025, there was no ineffectiveness recognized in earnings.
The following table provides additional details related to the interest rate swap agreements, as amended, that were in effect as of June 30, 2026 (notional in thousands):

Effective Date (1)	Maturity Date	Notional Amount	Fixed Interest Rate (2)
February 28, 2023	December 31, 2026	$337,500	3.4396%
February 28, 2023	December 31, 2026	$337,500	3.3750%
January 31, 2024	December 31, 2026	$110,000	4.0433%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2027	$200,000	3.2480%
December 31, 2026	December 31, 2028	$100,000	3.4581%
December 31, 2026	December 31, 2028	$100,000	3.6995%
(1)The interest rate swaps with effective dates of December 31, 2026 were added in July 2025 and March 2026 and are not included in the notional amount as of June 30, 2026.
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
ESPP Plan
On February 25, 2026, the Company’s board of directors (the “Board”) adopted the 2026 Employee Stock Purchase Plan (“2026 ESPP”), including the reservation of 1,580,053 shares of Class A Common Stock for issuance under the 2026 ESPP. The 2026 ESPP was approved by the Company’s stockholders on June 11, 2026. Pursuant to the 2026 ESPP, eligible employees may contribute up to 15% of their eligible cash compensation during quarterly offering periods for the purchase of Class A Common Stock up to an annual maximum of $25,000 per employee. The maximum number of shares that may be purchased by an eligible employee during an offering period is 1,000 shares. On each purchase date, participants are entitled to acquire shares of Class A Common Stock at 90% of the Company's closing price on such date. The Company’s first offering period ended June 30, 2026.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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

Series A Interests
The compensation expense for Time Interests was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$41,783	$5,918	$67,067	$2,275
Cost of revenue	10,200	1,509	16,754	666
Compensation expense	$51,983	$7,427	$83,821	$2,941
For the three and six months ended June 30, 2026, the Parent Entities distributed $34.7 million and $45.8 million, respectively, to holders of Time Interests, which are included in the Company’s compensation expense. There were no distributions for Time Interests for the three and six months ended June 30, 2025. As of June 30, 2026, the unrecognized compensation expense related to Time Interests is approximately $24.6 million to be recognized over a remaining weighted-average term of 3.2 years.
The compensation expense for Performance Interests was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$9,538	$—	$12,593	$—
Cost of revenue	2,253	—	2,961	—
Compensation expense	$11,791	$—	$15,554	$—
Payments related to the Performance Interests and Exit Interests are contingent upon the achievement of specified market thresholds and require the recipient’s continued employment through distribution dates. Once the applicable thresholds are achieved, holders are entitled to receive payments upon each qualifying distribution from the Parent Entities. For the three and six months ended June 30, 2026, the Parent Entities distributed $11.8 million and $15.6 million, respectively, to holders of Performance Interests, which are included in the Company’s compensation expense. There were no distributions for Performance Interests for the three and six months ended June 30, 2025. There were no distributions for Exit Interests and no compensation expense recorded for Exit Interests for the three and six months ended June 30, 2026 or 2025. Because additional distributions are dependent on future liquidity events that are not considered probable as of the financial statement dates, no compensation was accrued for these awards as of June 30, 2026 or December 31, 2025.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Restricted Series C Interests
The compensation expense for Restricted Series C Interests was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Selling, general and administrative	$682	$124	$1,041	$137
Cost of revenue	817	148	1,247	163
Compensation expense	$1,499	$272	$2,288	$300
For the three and six months ended June 30, 2026, the Parent Entities distributed $1.0 million and $1.3 million, respectively, to holders of Restricted Series C Interests, which are included in the Company’s compensation expense. There were no distributions for Restricted Series C Interests for the three and six months ended June 30, 2025. As of June 30, 2026, the unrecognized compensation expense related to Restricted Series C Interests is approximately $2.0 million to be recognized over a remaining weighted-average term of 2.4 years.
Note 12 - Noncontrolling Interests
Legence Corp. is the sole managing member of Legence Holdings, and the Company consolidates the financial results of Legence Holdings. Therefore, the Company reports a noncontrolling interest on the portion of net assets and income not attributable to Legence.
The following table summarizes the change in ownership of Legence Holdings during the six months ended June 30, 2026. Please refer to “Note 10—Stockholders' Equity” for additional information related to activity during the six months ended June 30, 2026.

	Ownership			Ownership Percentage
	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total
Balance, December 31, 2025	63,856,975	41,479,954	105,336,929	60.6%	39.4%	100.0%
Issuance of Class A Common Stock for acquisitions	2,701,003	—	2,701,003	1.0%	(1.0)%	—%
Effects of exercise of underwriters' overallotment option	780,121	(780,121)	—	0.7%	(0.7)%	—%
Balance, March 31, 2026	67,338,099	40,699,833	108,037,932	62.3%	37.7%	100.0%
Effects of Subsequent Secondary Offering	9,528,699	(9,528,699)	—	8.9%	(8.9)%	—%
Issuance of Class A Common Stock for vested RSUs	14,493	—	14,493	—%	—%	—%
Balance at June 30, 2026	76,881,291	31,171,134	108,052,425	71.2%	28.8%	100.0%
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
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Noncontrolling interests as presented on the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations reflect balances and activity related to the following:
a.Legence Parent ML’s ownership of Legence Holdings.
b.Contributions from Legence Parent for Series A Interests and related based on the percentage that Legence Parent contributes relative to the total contributions of Series A Interests and related from Legence Parent and Legence Parent II. These capital contributions from Legence Parent recorded in noncontrolling interests are reclassified to additional paid-in capital on a proportional basis when a change in ownership occurs related to an exchange of LGN B Units.

c.Contributions from Legence Parent for Restricted Series C Interests. These capital contributions from Legence Parent recorded in noncontrolling interests are reclassified to additional paid-in capital on a proportional basis when a change in ownership occurs related to an exchange of LGN B Units.
d.Noncontrolling interests for the PCs, as discussed in “Note 6—Variable Interest Entities and Equity Method Investments.”
Note 13 - Earnings Per Share
The Company calculates basic and diluted earnings per share (“EPS”) in accordance with ASC Topic 260, Earnings Per Share. Basic EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted EPS is calculated using Net income (loss) attributable to Legence divided by the weighted-average number of shares of Class A Common Stock outstanding during the period, adjusted to give effect to potentially dilutive securities. The effect of potentially dilutive securities under the treasury stock method and under the contingently issuable share guidance are evaluated each period and are not included in the computation of diluted EPS in periods in which the effect would be anti-dilutive. Potentially dilutive securities evaluated under the if-converted method are assessed each reporting period to determine their impact on diluted EPS. Class B Common Stock does not have economic rights in the Company, including no rights to dividends or distributions upon liquidation, and as a result, is not considered a participating security for basic and diluted EPS. As such, basic and diluted EPS of Class B Common Stock has not been presented.
The Company’s potentially dilutive securities consist of (i) unvested restricted stock units (“RSUs”) and unexercised stock options, with the dilutive effect calculated using the treasury stock method, (ii) exchange of LGN B Units to shares of Class A Common Stock, with the dilutive effect calculated using the if-converted method, (iii) settlement of deferred consideration related to the Bowers acquisition with shares of Class A Common Stock using the if-converted method and (iv) shares to be issued under the ESPP using the contingently issuable shares guidance.
The following table sets forth the computation of basic and diluted EPS. Prior to the IPO, Legence Holdings was a single-member limited liability company and did not present earnings per share. Due to the IPO and Corporate Reorganization, the Company’s capital structure before and after the IPO is not comparable and would not be meaningful to the users of these Condensed Consolidated financial statements. As a result, only earnings per share for the three and six months ended June 30, 2026 are presented.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in thousands, except per share data)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Numerator—basic:
Net loss	$(34,564)	$(17,170)
Less: Net loss attributable to noncontrolling interests	(6,723)	(5,423)
Net loss attributable to Legence—basic	$(27,841)	$(11,747)
Denominator—basic:
Weighted-average Class A Common Stock outstanding—basic	76,032	71,616
Loss per share—basic	$(0.37)	$(0.16)

Numerator—diluted:
Net loss attributable to Class A Common Stockholders—basic	$(27,841)	$(11,747)
Effect of assumed exchange of LGN B Units	—	(10,873)
Effect of exchange of LGN B Units related to exercise of underwriters' overallotment option and Subsequent Secondary Offering	—	(1,810)
Net loss attributable to Class A Common Stockholders—diluted	$(27,841)	$(24,430)
Denominator—diluted:
Weighted-average Class A Common Stock outstanding—basic	76,032	71,616
Weighted-average effect of dilutive securities:
Effect of assumed exchange of LGN B Units	—	31,171
Effect of exchange of LGN B Units related to exercise of underwriters' overallotment option and Subsequent Secondary Offering	—	5,189
Weighted-average Class A Common Stock outstanding—diluted	76,032	107,976
Loss per share—diluted	$(0.37)	$(0.23)
Anti-dilutive securities that could potentially dilute EPS in the future are set forth below (in thousands):

	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Stock options	845	845
RSUs	1,417	1,417
LGN B Units exchangeable for Class A Common Stock	31,171	—
Deferred consideration related to Bowers acquisition	612	612
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
On April 9, 2026, the Company completed the Subsequent Secondary Offering. The exchange resulted in an increase to the TRA liability of $133.8 million. The exchange impact on future TRA payments resulted in an increase to net deferred tax assets of $117.4 million. The net impact is a decrease to Additional paid-in capital of $16.4 million. Refer to “Note 10—Stockholders' Equity” for additional information.
The TRA liability is classified as current or long term based on the expected date of payment. As of June 30, 2026, the current portion of the TRA liability is $8.2 million and is included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheet.
Note 15 - Income Taxes
The income tax expense (benefit) and effective income tax rate were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$11,091	$5,546	$(2,290)	$9,584

Effective income tax rate	(47.3)%	330.7%	11.8%	(71.4)%
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
For the three months ended June 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to non-deductible compensation expense related to Series A Interests. For the three months ended June 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.

For the six months ended June 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the future TRA payments. For the six months ended June 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In prior periods, a partial valuation allowance was maintained against the deferred tax assets based on management’s assessment of the amount that was more-likely-than not to be realized. Each reporting period, management evaluates the realizability of deferred tax assets by considering all available positive and negative evidence, including forecasted taxable income, character of deductions, reversals of taxable temporary differences, and tax planning strategies. As of June 30, 2026, in part from the impact of the exercise of the underwriters’ overallotment option, management determined that there was sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax asset of $20.3 million associated with future TRA payments is realizable. The Company maintains a partial valuation allowance

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
associated with the Company’s investment in Legence Holdings that would only be fully realized upon the sale of the Company’s interest in Legence Holdings.
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
All intercompany transactions are eliminated in the Company's Condensed Consolidated Statements of Operations.
The following table presents relevant segment information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Engineering & Consulting	$206,893	$196,094	$372,694	$341,541
Installation & Maintenance	1,055,234	402,796	1,927,326	763,302
Revenue	$1,262,127	$598,890	$2,300,020	$1,104,843
Cost of revenue:
Engineering & Consulting	$150,745	$131,983	$266,133	$217,777
Installation & Maintenance	$891,151	$338,233	$1,627,502	$646,688
Gross profit:
Engineering & Consulting	$56,148	$64,111	$106,561	$123,764
Installation & Maintenance	164,083	64,563	299,824	116,614
Gross profit	$220,231	$128,674	$406,385	$240,378

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents the reconciliation from Gross profit to Income (loss) before income tax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross profit	$220,231	$128,674	$406,385	$240,378
Selling, general and administrative	147,591	72,468	263,686	141,927
Depreciation and amortization	37,972	25,344	74,800	51,436
Acquisition-related costs	415	19	11,847	176
Gain on sale of property and equipment	(118)	(122)	(182)	(220)
Goodwill impairment	21,586	—	21,586	—
Long-lived asset impairment	19,491	—	19,491	—
Equity in earnings of joint venture	(88)	(364)	(592)	(824)
Interest expense	16,911	30,404	33,911	60,045
Interest income	(1,914)	(764)	(3,234)	(1,519)
Credit agreement amendment fees	2,014	49	5,257	2,926
Loss on debt extinguishment	13	—	13	—
Other income, net	(169)	(37)	(738)	(145)
(Loss) income before income tax	$(23,473)	$1,677	$(19,460)	$(13,424)
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Insurance
The Company carries various insurance policies to address identified risks of loss including cyber, general liability, workers’ compensation, automobile liability and professional liability risks. As of June 30, 2026 and December 31, 2025, a liability for known and expected but not yet reported claims of $3.3 million and $2.6 million, respectively, was reflected in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated by management.
The Company is self-insured for its medical coverage. The Company is responsible for the first $0.3 million of claims for each participant enrolled in the medical coverage plan. Any claims exceeding $0.3 million are covered through a stop-loss insurance plan. A liability for expected but not yet reported claims in the amount of $2.9 million and $3.2 million was reflected in Accrued compensation and benefits on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively.
Surety
As a requirement under certain contracts, various Legence subsidiaries procure performance and payment bonds through surety underwriters. As a condition for having surety companies write bonds on Legence subsidiaries’ behalf, Legence enters into indemnification agreements with the surety companies. Total outstanding bonds were approximately $1,449.5 million and $561.5 million as of June 30, 2026 and December 31, 2025, respectively.
Customer Guarantees
As part of its normal course of business, the Company offers guaranteed energy savings to customers under certain contracts. As of June 30, 2026 and December 31, 2025, total guarantees were $272.0 million and $307.4 million, respectively. Historically, the Company has not incurred material losses in connection with these guarantees. Further, management is not aware of any changes in the ability of the Company to meet these guarantees and does not expect to incur significant losses related to these guarantees in the foreseeable future.
Letters of Credit
As discussed in “Note 7—Debt”, the standby letters of credit are secured through the revolving credit facility. As of June 30, 2026 and December 31, 2025, the Company had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies.
Tax Receivable Agreement
Amounts payable under the TRA are accounted for in accordance with ASC Topic 450, Contingencies. Refer to “Note 14—Tax Receivable Agreement” for additional information.
Note 19 - Other Financial Information
Accounts receivable, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Contracts receivable, net	$906,776	$569,812
Accounts receivable—other	12,154	14,248
Accounts receivable, net	$918,930	$584,060

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Prepaid expenses and other current assets consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$33,562	$22,597
Inventories	14,171	11,303
Interest rate swaps	3,464	42
Deferred contract costs	3,902	2,237
Prepaid expenses and other current assets	$55,099	$36,179
Accrued and other current liabilities consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Deferred consideration	$47,375	$—
Other accrued liabilities	25,880	16,475
Current portion of tax receivable agreement liability - related party	8,150	—
Accrued and other current liabilities	$81,405	$16,475
Condensed Consolidated Statements of Cash Flows Information
Additional cash flow information was as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for interest and taxes
Interest paid, net of interest rate swaps(1)	$30,102	$57,001
Income taxes paid, net of refunds	$15,090	$14,187
Non-cash investing activities
(Decrease) increase in Property and equipment additions included in Accounts payable	$(2,198)	$324
Non-cash financing activities
Deferred offering costs included in Accounts payable	$—	$2,905
Deferred offering costs included in Accrued and other current liabilities	$—	$938
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	$64,317	$—
Contribution from Legence Parent II for Series A Interests	$37,346	$—
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	$143,593	$—
Supplemental non-cash lease information
Right-of-use assets obtained in exchange for new operating lease liabilities(2)	$32,214	$15,545
Right-of-use assets obtained in exchange for new finance lease liabilities(2)	$5,202	$3,299
Right-of-use asset modifications for operating leases	$15,807	$1,821
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and the related notes thereto contained in our 2025 Annual Report. In addition to historical consolidated financial information, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described or referenced under “Cautionary Statement Regarding Forward-Looking Statements” and “Part II. Other Information, Item 1A. Risk Factors” in this Quarterly Report and under“Cautionary Statement Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in our 2025 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. The following management’s discussion and analysis reflects the historical results of operations and financial position of Legence Holdings LLC prior to our initial public offering (the “IPO”) and the series of organizational transactions completed in connection therewith (the “Corporate Reorganization”) and that of Legence Corp. and its consolidated subsidiaries, including Legence Holdings LLC, following the completion of the Corporate Reorganization and the IPO.
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
On May 27, 2026, Legence Holdings amended its credit agreement to refinance and replace the previously existing $995.3 million term loan facility with a $995.3 million term loan facility that (i) reduces its applicable interest rate on SOFR rate term loans by 0.25% to the SOFR plus 2.00% and (ii) reduces its applicable interest rate on base rate term loans by 0.25% to the base rate (the “Base Rate”), which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00%, plus 1.00%. The amendment provided for an additional 0.25% reduction of the interest rate applicable to the term loan if the Company maintains certain credit ratings. On June 5, 2026, S&P Global Ratings upgraded the Company’s issuer credit rating. On June 24, 2026, Moody’s Ratings upgraded the Company’s issuer credit rating. As such, an incremental 0.25% interest rate reduction will have full effect upon the delivery of the Company’s second quarter lender compliance certificate related to the filing of this Quarterly Report.
On June 11, 2026, the Company’s stockholders approved the Legence Corp. 2026 Employee Stock Purchase Plan, which had been previously approved by the Board, subject to stockholder approval. The 2026 ESPP is designed to allow eligible employees of the Company and certain designated subsidiaries of the Company to purchase shares of Class A Common Stock, at a discount to the market price, subject to the terms of the 2026 ESPP. Up to 1,580,053 shares of Class A Common

Stock are authorized for issuance pursuant to the 2026 ESPP, which number is subject to adjustment for certain corporate and recapitalization events as described in the 2026 ESPP.
These items are further described under “Note 7—Debt” and “Note 10—Stockholders’ Equity” in Notes to Condensed Consolidated Financial Statements included in “Item 1. Financial Statements”.
Disaggregation of Revenue
The contribution to our revenue by building type and client end market is as follows (dollars in thousands):

	Three Months Ended June 30,
	2026		2025
	$	%	$	%
Revenue by Building Type
Existing building	$476,932	37.8%	$410,395	68.5%
New building	785,195	62.2%	188,495	31.5%
Revenue	$1,262,127	100.0%	$598,890	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$789,492	62.5%	$215,086	35.9%
Life sciences & healthcare(3)	151,153	12.0%	115,698	19.3%
Education(4)	132,422	10.5%	124,653	20.8%
Mixed-use(5)	27,453	2.2%	30,795	5.2%
State & local government(6)	38,776	3.1%	23,353	3.9%
Other(7)	122,831	9.7%	89,305	14.9%
Revenue	$1,262,127	100.0%	$598,890	100.0%

	Six Months Ended June 30,
	2026		2025
	$	%	$	%
Revenue by Building Type
Existing building	$886,543	38.5%	$726,926	65.8%
New building	1,413,477	61.5%	377,917	34.2%
Revenue	$2,300,020	100.0%	$1,104,843	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$1,432,740	62.3%	$415,513	37.6%
Life sciences & healthcare(3)	288,942	12.6%	213,318	19.3%
Education(4)	226,146	9.8%	203,573	18.4%
Mixed-use(5)	54,792	2.4%	66,190	6.0%
State & local government(6)	67,160	2.9%	44,654	4.1%
Other(7)	230,240	10.0%	161,595	14.6%
Revenue	$2,300,020	100.0%	$1,104,843	100.0%
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
(7)Includes a variety of other industries such as manufacturing, aerospace & defense, energy, agriculture, multi-family, and hospitality & entertainment, among others, as well as the federal government.
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
Investment in Technology and Related Infrastructure
We derive a significant portion of our revenues from technology companies, and demand for our services depends, in part, on technology companies making continued investments in their facilities. Investment in technology is subject to a number of factors, including the frequency and nature of innovations, whether or not developing or implementing those innovations requires new physical infrastructure, the impact on demand caused by evolving state or local government policies, permitting requirements or land use regulations, and the availability of capital to fund investments in such infrastructure.
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
The following table presents our subcontractor and equipment expenses (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subcontractor Expense	$213,018	$116,083	$369,127	$187,666
Equipment Expense	$342,142	$124,721	$624,824	$234,323

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

Results of Operations
For the Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
A summary of our consolidated results of operations as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Three Months Ended June 30,		Year over Year Change
	2026	2025
	$	$	$	%
Revenue	$1,262,127	$598,890	$663,237	110.7%
Cost of revenue	1,041,896	470,216	571,680	121.6%
Gross profit	220,231	128,674	91,557	71.2%
Selling, general and administrative	147,591	72,468	75,123	103.7%
Depreciation and amortization	37,972	25,344	12,628	49.8%
Acquisition-related costs	415	19	396	*
Gain on sale of property and equipment	(118)	(122)	4	(3.3)%
Goodwill impairment	21,586	—	21,586	*
Long-lived asset impairment	19,491	—	19,491	*
Equity in earnings of joint venture	(88)	(364)	276	(75.8)%
(Loss) income from operations	(6,618)	31,329	(37,947)	*
Interest expense	16,911	30,404	(13,493)	(44.4)%
Interest income	(1,914)	(764)	(1,150)	150.5%
Credit agreement amendment fees	2,014	49	1,965	*
Loss on debt extinguishment	13	—	13	*
Other income, net	(169)	(37)	(132)	356.8%
Total other expense, net	16,855	29,652	(12,797)	(43.2)%
(Loss) income before income tax	(23,473)	1,677	(25,150)	*
Income tax expense	11,091	5,546	5,545	100.0%
Net loss	(34,564)	(3,869)	(30,695)	793.4%
Net (loss) income attributable to noncontrolling interests	(6,723)	1,401	(8,124)	*
Net loss attributable to Legence	$(27,841)	$(5,270)	$(22,571)	428.3%

*Not meaningful.

Revenue
Consolidated revenue increased $663.2 million, or 110.7%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Three Months Ended June 30,				Year over Year Change
	2026		2025
	$	% of Total	$	% of Total	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$102,348	8.1%	$106,685	17.8%	$(4,337)	(4.1)%
Program & Project Management	104,545	8.3%	89,409	14.9%	15,136	16.9%
Total Engineering & Consulting segment	206,893	16.4%	196,094	32.7%	10,799	5.5%
Installation & Maintenance
Installation & Fabrication	924,884	73.3%	320,025	53.5%	604,859	189.0%
Maintenance & Service	130,350	10.3%	82,771	13.8%	47,579	57.5%
Total Installation & Maintenance segment	1,055,234	83.6%	402,796	67.3%	652,438	162.0%
Revenue	$1,262,127	100.0%	$598,890	100.0%	$663,237	110.7%
Engineering & Consulting: Engineering & Consulting segment revenue increased $10.8 million, or 5.5%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025.
Engineering & Design service line revenue decreased $4.3 million, or 4.1%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease is attributable to lower demand, primarily from mixed-use clients.

Program & Project Management service line revenue increased $15.1 million, or 16.9%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is attributable to higher demand, primarily from state & local government and data centers & technology clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased $652.4 million, or 162.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. Organic revenue growth drove over half of the overall segment revenue growth. Substantially all of the remaining increase in the Installation & Maintenance segment revenue resulted from the acquisition of Bowers on January 2, 2026.
Installation & Fabrication service line accounted for $604.9 million, or 92.7%, of the increase in Installation & Maintenance segment revenue. Installation & Fabrication service line revenue growth originated in the data centers & technology end market.
The Maintenance & Service service line accounted for $47.6 million, or 7.3%, of the increase in Installation & Maintenance segment revenue. Approximately 60% of the increase in Maintenance & Service service line revenue resulted from the acquisition of Bowers. Organic revenue growth accounted for the majority of the remaining increase in Maintenance & Service service line revenue, primarily from data centers & technology, education, state & local government and life sciences & healthcare end market clients.

Gross Profit
Consolidated gross profit increased $91.6 million, or 71.2%, during the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Three Months Ended June 30,				Year over Year Change
	2026		2025
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$56,148	27.1%	$64,111	32.7%	$(7,963)	(12.4)%	(5.6)%
Installation & Maintenance segment	164,083	15.5%	64,563	16.0%	99,520	154.1%	(0.5)%
Gross profit	$220,231	17.4%	$128,674	21.5%	$91,557	71.2%	(4.1)%
Engineering & Consulting: The $8.0 million, or 12.4%, decrease in gross profit for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was driven by a lower % margin, partially offset by higher revenue. The lower gross profit reflects the combined effect of higher customer fulfillment support costs, including the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence, and a revenue mix shift toward our lower % margin Program & Project Management service line.
Installation & Maintenance: The $99.5 million, or 154.1%, increase in gross profit for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to organic revenue growth, partially offset by a slightly lower % margin. The decrease in the Installation & Maintenance % margin was primarily due to lower project % margins in both our Installation & Fabrication and Maintenance & Service service lines, a revenue mix shift toward our lower % margin Installation & Fabrication service line and the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence, largely offset by greater economies of scale in customer fulfillment support costs. Approximately one-third of the increase in gross profit resulted from the acquisition of Bowers.
Selling, General & Administrative
Selling, general and administrative expenses increased $75.1 million during the three months ended June 30, 2026 compared to the three months ended June 30, 2025, primarily due to $64.4 million higher compensation expense reflecting the combined effect of higher expense related to legacy Series A Interests paid for by entities outside of Legence and higher headcount. Professional services and lease & related expenses increased $2.8 million and $2.7 million, respectively. Selling, general and administrative expenses as a percentage of revenue declined from 12.1%, during the three months ended June 30, 2025, to 11.7% during the three months ended June 30, 2026.
Depreciation and Amortization

The increase in depreciation and amortization is primarily attributable to an increase in the amortization of intangible assets associated with acquisitions completed in late 2025 and early 2026.

Goodwill Impairment
During the three months ended June 30, 2026, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment of $21.6 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand for sustainability services.
Long-Lived Asset Impairment
Long-lived asset impairment of $19.5 million for the three months ended June 30, 2026 was primarily driven by a decline in revenue, margins and cash flow projections due to lower customer demand for sustainability services.

Interest Expense
The decrease in interest expense is primarily attributable to lower average borrowings as well as lower average interest rates during the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.

Income Tax Expense
Income tax expense was $11.1 million for the three months ended June 30, 2026, and resulted in an effective tax rate of negative 47.3%, as compared to income tax expense of $5.5 million for the three months ended June 30, 2025 and an effective tax rate of 330.7%. For the three months ended June 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to non-deductible compensation expense related to Series A Interests. For the three months ended June 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21% primarily due to the loss before income tax from pass-through entities that are not subject to income taxes at the Company level.

Results of Operations
For the Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
A summary of our consolidated results of operations as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Six Months Ended June 30,		Year over Year Change
	2026	2025
	$	$	$	%
Revenue	$2,300,020	$1,104,843	$1,195,177	108.2%
Cost of revenue	1,893,635	864,465	1,029,170	119.1%
Gross profit	406,385	240,378	166,007	69.1%
Selling, general and administrative	263,686	141,927	121,759	85.8%
Depreciation and amortization	74,800	51,436	23,364	45.4%
Acquisition-related costs	11,847	176	11,671	*
Gain on sale of property and equipment	(182)	(220)	38	(17.3)%
Goodwill impairment	21,586	—	21,586	*
Long-lived asset impairment	19,491	—	19,491	*
Equity in earnings of joint venture	(592)	(824)	232	(28.2)%
Income from operations	15,749	47,883	(32,134)	(67.1)%
Interest expense	33,911	60,045	(26,134)	(43.5)%
Interest income	(3,234)	(1,519)	(1,715)	112.9%
Credit agreement amendment fees	5,257	2,926	2,331	79.7%
Loss on debt extinguishment	13	—	13	*
Other income, net	(738)	(145)	(593)	409.0%
Total other expense, net	35,209	61,307	(26,098)	(42.6)%
Loss before income tax	(19,460)	(13,424)	(6,036)	45.0%
Income tax (benefit) expense	(2,290)	9,584	(11,874)	*
Net loss	(17,170)	(23,008)	5,838	(25.4)%
Net (loss) income attributable to noncontrolling interests	(5,423)	3,475	(8,898)	*
Net loss attributable to Legence	$(11,747)	$(26,483)	$14,736	(55.6)%

*Not meaningful.

Revenue
Consolidated revenue increased $1.2 billion, or 108.2%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Six Months Ended June 30,				Year over Year Change
	2026		2025
	$	% of Total	$	% of Total	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$199,919	8.7%	$213,227	19.3%	$(13,308)	(6.2)%
Program & Project Management	172,775	7.5%	128,314	11.6%	44,461	34.7%
Total Engineering & Consulting segment	372,694	16.2%	341,541	30.9%	31,153	9.1%
Installation & Maintenance
Installation & Fabrication	1,683,476	73.2%	609,707	55.2%	1,073,769	176.1%
Maintenance & Service	243,850	10.6%	153,595	13.9%	90,255	58.8%
Total Installation & Maintenance segment	1,927,326	83.8%	763,302	69.1%	1,164,024	152.5%
Revenue	$2,300,020	100.0%	$1,104,843	100.0%	$1,195,177	108.2%
Engineering & Consulting: Engineering & Consulting segment revenue increased $31.2 million, or 9.1%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The Engineering & Design service line revenue decreased $13.3 million, or 6.2%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease is attributable to lower demand, primarily from mixed-use and data centers & technology clients.

The Program & Project Management service line revenue increased $44.5 million, or 34.7%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is attributable to higher demand, primarily from data centers & technology, education, and state and local government clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased $1.2 billion, or 152.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025.
The Installation & Fabrication service line accounted for $1.1 billion, or 92.2%, of the increase in Installation & Maintenance segment revenue. Organic revenue growth, driven mainly by data centers & technology clients, accounted for slightly over half of the increase in Installation & Fabrication service line revenue. The majority of the remaining increase in the Installation & Fabrication service line revenue resulted from the acquisition of Bowers on January 2, 2026.
The Maintenance & Service service line accounted for $90.3 million, or 7.8% of the increase in the Installation & Maintenance segment revenue. Approximately two-thirds of the increase in Maintenance & Service service line revenue resulted from the acquisition of Bowers. Organic revenue growth accounted for the majority of the remaining increase in Maintenance & Service service line revenue, primarily from data centers & technology, education, life sciences & healthcare and state & local government clients.

Gross Profit
Consolidated gross profit increased $166.0 million, or 69.1%, during the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Six Months Ended June 30,				Year over Year Change
	2026		2025
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$106,561	28.6%	$123,764	36.2%	$(17,203)	(13.9)%	(7.6)%
Installation & Maintenance segment	299,824	15.6%	116,614	15.3%	183,210	157.1%	0.3%
Gross profit	$406,385	17.7%	$240,378	21.8%	$166,007	69.1%	(4.1)%
Engineering & Consulting: The $17.2 million, or 13.9%, decrease in gross profit for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was driven by a lower % margin, partially offset by higher revenue. The lower % margin primarily reflects higher customer fulfillment support costs, including the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence, a revenue mix shift toward our lower % margin Program & Project Management service line and lower project % margins in our Engineering & Design service line.
Installation & Maintenance: The $183.2 million, or 157.1%, increase in gross profit for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to organic revenue growth and a slight increase in % margin. The modest increase in % margin was primarily due to greater economies of scale in customer fulfillment support costs, the effect of which was largely offset by lower % margins in both our Installation & Fabrication and Maintenance & Service service lines, a revenue mix shift toward our lower % margin Installation & Fabrication service line and the impact of higher compensation expense related to legacy Series A Interests paid for by entities outside of Legence. Approximately one-third of the increase in gross profit resulted from the acquisition of Bowers.
Selling, General & Administrative
Selling, general and administrative expenses increased $121.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to $105.0 million higher compensation expense reflecting the combined effect of higher expense related to legacy Series A Interests paid for by entities outside of Legence and higher headcount. Lease and related expenses increased $5.6 million. Selling, general and administrative expenses as a percentage of revenue declined from 12.8%, during the six months ended June 30, 2025, to 11.5% during the six months ended June 30, 2026.
Depreciation and Amortization

The increase in depreciation and amortization is primarily attributable to an increase in the amortization of intangible assets associated with acquisitions completed in late 2025 and early 2026.

Acquisition-related costs
The increase in acquisition-related costs of $11.7 million is primarily due to costs associated with the Bowers acquisition, including $9.3 million of transaction compensation expense.
Goodwill Impairment
During the six months ended June 30, 2026, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment of $21.6 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand for sustainability services.
Long-Lived Asset Impairment
Long-lived asset impairment of $19.5 million for the six months ended June 30, 2026 was primarily driven by a decline in revenue, margins and cash flow projections due to lower customer demand for sustainability services.

Interest Expense
The decrease in interest expense is primarily attributable to lower average borrowings as well as lower average interest rates during the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Income Tax (Benefit) Expense
Income tax benefit was $2.3 million for the six months ended June 30, 2026, and resulted in an effective tax rate of 11.8%, as compared to income tax expense of $9.6 million for the six months ended June 30, 2025 and an effective tax rate of negative 71.4%. For the six months ended June 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the future TRA payments. For the six months ended June 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to the loss before income tax from pass-through entities that are not subject to income taxes at the Company level.
Liquidity and Capital Resources
Overview
As of June 30, 2026 and December 31, 2025, our primary sources of liquidity included $292.0 million and $230.2 million, respectively, of cash and cash equivalents, $169.3 million and $194.3 million, respectively, available to be borrowed under the revolving credit facility, as well as cash flows from operations. We expect our primary sources of liquidity to be cash flows from operations, which may be supplemented, as needed, with borrowings incurred under our revolving credit facility or proceeds from offerings of debt or equity securities. Access to additional liquidity, such as a further increase in the borrowing capacity under our existing revolving credit facility or a new financing arrangement, will depend upon our future financial position and debt market conditions.
To date, our primary uses of capital have included working capital funding, capital expenditures for equipment used in our business, acquisitions as well as refinancing or repayment of debt and associated interest. Although our capital expenditures have historically been low relative to our revenues, we expect an increase in future periods due to our investment in fabrication capacity expansion within our Installation & Maintenance segment.
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
Cash Flows
The information presented below was derived from our Condensed Consolidated Statements of Cash Flows within the Condensed Consolidated Financial Statements and summarizes cash flow activity (dollars in thousands):

	Six Months Ended June 30,
	2026	2025
Cash provided by (used in):
Operating activities	$194,494	$62,542
Investing activities	(322,940)	(14,451)
Financing activities	190,260	(31,359)
Increase in cash and cash equivalents	$61,814	$16,732
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
Cash flows provided by operating activities increased $132.0 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase is primarily due to higher activity in the Installation and Maintenance segment, including the impact of the Bowers acquisition, partially offset by changes in working capital, as detailed in the Condensed Consolidated Statements of Cash Flows. Working capital activity from contract liabilities increased $31.4 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, reflecting increased billings net of recognized revenue. Operating cash flows from accounts payable increased $58.8 million during the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to increased business activity and timing of payments. The $139.2 million decrease in operating cash flows from accounts receivable and contract assets during the six months ended June 30, 2026 compared to the six months ended June 30, 2025 is primarily driven by higher revenue and the timing of billing and collections during the period.
Investing Activities
Cash flows used in investing activities primarily consist of payments for the acquisition of businesses, capital expenditures and proceeds from the sale of property and equipment.
Cash flows used in investing activities increased $308.5 million for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the acquisition of Bowers and Metrix during the six months ended June 30, 2026.
Financing Activities
Financing cash flows primarily consist of the issuance and repayment of short-term and long-term debt and financing lease payments.
For the six months ended June 30, 2026, cash provided by financing activities was $190.3 million, compared to cash used in financing activities of $31.4 million for the six months ended June 30, 2025. The $221.6 million increase in cash flows from financing activities is attributable to term loan and revolver borrowings of $200.0 million and $25.0 million, respectively, offset by revolver payments of $25.0 million during the six months ended June 30, 2026.
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
On May 27, 2026, Legence Holdings amended its credit agreement to refinance and replace the previously existing $995.3 million term loan facility with a $995.3 million term loan facility that (i) reduces its applicable interest rate on SOFR rate term loans by 0.25% to the SOFR plus 2.00% and (ii) reduces its applicable interest rate on base rate term loans by 0.25% to the Base Rate plus 1.00% . The amendment provided for an additional 0.25% reduction of the interest rate applicable to the term loan if the Company maintains certain credit ratings. On June 5, 2026, S&P Global Ratings upgraded the Company’s issuer credit rating. On June 24, 2026, Moody’s Ratings upgraded the Company’s issuer credit rating. As such, an incremental 0.25% interest rate reduction will have full effect upon the delivery of the Company’s second quarter lender compliance certificate related to the filing of this Quarterly Report.
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
Our current and long-term TRA liability is $8.2 million and $342.7 million, respectively, as of June 30, 2026. Please refer to “Item 1. Financial Statements, Note 14—Tax Receivable Agreement” and “Note 17—Related Party Transactions” in Notes to Condensed Consolidated Financial Statements for further information.
Material Cash Requirements
As of June 30, 2026, our material cash requirements primarily consist of obligations under our financing arrangements and lease arrangements. As of June 30, 2026, the outstanding term loan balance is $992.8 million and the estimated future interest payments are $306.1 million. Future interest payments are estimated using the interest rate applicable as of June 30, 2026 applied to the outstanding balance, which decreases each quarter by principal payments of $2.5 million until the debt matures on December 16, 2031.
Additionally, we have various contingent obligations that we anticipate could require the use of cash based on contractual obligations as of June 30, 2026; however, the final amount payable or the timing may not be fixed and determinable. Such contingent obligations include the following:
•Some of our customers require us to secure surety bonds from reputable financial institutions to guarantee execution on certain projects. In the event Legence or its subcontractors fail to meet its performance obligations, customers have the option to request that the surety bond provider fund the completion of the project using other service providers. Under the terms of these agreements, we are liable for any disbursement made by the bonding company because of our failure to perform. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation. As of June 30, 2026 and December 31, 2025, $1,449.5 million and $561.5 million, respectively, of backlog and awarded contracts was subject to surety bond obligations.
•As part of our normal course of business, we offer guaranteed energy savings to customers under certain contracts. As of June 30, 2026 and December 31, 2025, total guarantees were $272.0 million and $307.4 million, respectively. Should the guaranteed energy savings not be achieved, these guarantees would become due to the customers. Historically, we have not incurred notable losses in connection with these guarantees.
•We have standby letters of credit that are secured through the revolving credit facility. Please refer to “Item 1. Financial Statements, Note 7—Debt” in Notes to Condensed Consolidated Financial Statements for further information. Obligations under these letters of credit are not normally called, as we typically comply with the underlying requirements. As of June 30, 2026 and December 31, 2025, we had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies. Please refer to “Item 1. Financial Statements, Note 18—Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements for further information.
•Payments for collective bargaining agreements, multiemployer pension plan liabilities and liabilities related to our deferred compensation and other employee benefit plans.
•Payments under the TRA.

Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin are financial measures not presented in accordance with GAAP but are intended to provide useful and supplemental information to investors and analysts as they evaluate our performance. Adjusted EBITDA is defined as net income (loss) adjusted to exclude, or otherwise reflect, interest expense, interest income, income tax (benefit) expense, depreciation and amortization, credit agreement amendment fees, goodwill impairment, long-lived asset impairment, net gain on sale and disposition of property and equipment, loss on debt extinguishment, acquisition and integration costs, system deployment costs, strategic initiative costs, indemnification asset adjustments, Tax Receivable Agreement liability remeasurements and stock-based and other non-cash compensation expense (benefit). Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA should not be considered an alternative to net income (loss) that is derived in accordance with GAAP. Management believes that the exclusion of the above-described items from net income (loss) in the presentation of the non-GAAP measures identified above enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items, both in value and frequency, period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with those of other companies.
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

The following table provides a reconciliation of our net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, and a calculation of Adjusted EBITDA Margin for the periods presented herein (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss	$(34,564)	$(3,869)	$(17,170)	$(23,008)
Interest expense	16,911	30,404	33,911	60,045
Interest income	(1,914)	(764)	(3,234)	(1,519)
Income tax expense (benefit)	11,091	5,546	(2,290)	9,584
Depreciation and amortization	44,190	28,770	86,466	58,121
Credit agreement amendment fees(1)	2,014	49	5,257	2,926
Goodwill impairment	21,586	—	21,586	—
Long-lived asset impairment	19,491	—	19,491	—
Net gain on sale and disposition of property and equipment	(118)	(122)	(182)	(220)
Loss on debt extinguishment	13	—	13	—
Acquisition and integration costs(2)	420	298	12,113	1,766
System deployment costs(3)	—	1,034	—	2,140
Strategic initiative costs(4)	1,512	3,159	2,711	9,947
Indemnification asset adjustments(5)	(93)	—	(198)	—
Tax Receivable Agreement liability remeasurements(6)	88	—	(161)	—
Stock-based and other non-cash compensation expense(7)	73,942	7,699	114,357	3,241
Adjusted EBITDA	$154,569	$72,204	$272,670	$123,023
Net loss margin	(2.7)%	(0.6)%	(0.7)%	(2.1)%
Adjusted EBITDA margin	12.2%	12.1%	11.9%	11.1%

(1)Represents costs incurred in connection with our debt refinancings in each of the periods presented.
(2)For the three months ended June 30, 2026 and 2025, $0.4 million relates to acquisition costs recorded in acquisition-related costs and $0.3 million relates to acquisition integration costs recorded in selling, general and administrative costs, respectively, in the Condensed Consolidated Statements of Operations. For the six months ended June 30, 2026 and 2025, the figures include $11.8 million and $0.2 million, respectively, of acquisition costs recorded in acquisition-related costs and $0.3 million and $1.6 million, respectively, of acquisition integration costs recorded in selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
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
(5)Represents adjustments to an indemnification asset related to unrecognized tax benefits acquired in a prior acquisition recorded in Other income, net in the Condensed Consolidated Statements of Operations and is fully offset in Income tax expense (benefit) in the Condensed Consolidated Statements of Operations.
(6)TRA liability remeasurements are recorded in Other income, net in the Condensed Consolidated Statements of Operations.
(7)Includes compensation expense relating to legacy Series A Interests and Restricted Series C Interests as well as RSUs, stock options, and ESPP.

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

The following table presents our backlog and awarded contracts and book-to-bill ratio by reportable segment with book-to-bill ratio calculated during the periods noted (dollars in thousands):

	June 30,
	2026	2025
Engineering & Consulting
Backlog	$661,534	$611,651
Awarded contracts	460,692	274,566
Backlog and awarded contracts	$1,122,226	$886,217
Book-to-bill ratio for the three months ended June 30	1.6x	1.0x
Book-to-bill ratio for the six months ended June 30	1.3x	1.1x
Installation & Maintenance
Backlog	$3,356,279	$1,394,840
Awarded contracts	1,193,294	491,617
Backlog and awarded contracts	$4,549,573	$1,886,457
Book-to-bill ratio for the three months ended June 30	1.2x	1.4x
Book-to-bill ratio for the six months ended June 30	1.2x	1.4x
Total
Backlog	$4,017,813	$2,006,491
Awarded contracts	1,653,986	766,183
Backlog and awarded contracts	$5,671,799	$2,772,674
Book-to-bill ratio for the three months ended June 30	1.2x	1.3x
Book-to-bill ratio for the six months ended June 30	1.2x	1.3x
The increase in backlog and awarded contracts from June 30, 2025 to June 30, 2026 resulted from an increase in awards in both segments. The increase in Engineering & Consulting was primarily driven by new projects within the state & local government and education end markets. The increase in Installation & Maintenance was primarily driven by new projects within the data centers & technology end market.
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
During the three months ended June 30, 2026, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in a goodwill impairment of $21.6 million. The impairment was primarily driven by a decline in new contracts during the three months ended June 30, 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections.
There are inherent uncertainties related to these assumptions, market factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that changes in facts, judgments and assumptions made in estimating the fair value of reporting units could occur, resulting in possible impairment in the future.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We seek to mitigate this risk with an appropriate amount of fixed rate debt obligations through interest rate derivative contracts that fix the interest rate on the respective floating rate debt obligations. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $992.8 million as of June 30, 2026, and $797.8 million as of December 31, 2025, an increase in the current interest rate levels of 1.0% would result in an increase in our annual interest expense of $9.9 million and $8.0 million, respectively.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of contract assets and accounts receivable. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses. We may also require prepayments for certain of our services. With the exception of one customer of our Installation & Maintenance segment, no single customer accounted for more than 10% of revenue for the three and six months ended June 30, 2026, as such concentrations of credit risk with respect to our receivables are generally limited by the large number of customers comprising our customer base and their dispersion among many different geographies.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that such Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we did not (i) design and implement effective general information technology controls (“GITCs”) for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements and which provide appropriate segregation of duties to adequately restrict general user and privileged access to financial information systems to appropriate Company personnel or (ii) fully maintain certain components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including elements of information and communication and control activities. As a result, we have observed at a few business units a lack of evidence of sufficient journal entry review as well as conflicts whereby personnel have the ability to both prepare and post journal entries to the general ledger. The Company’s business process controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected. We determined that these material weaknesses remained unremediated as of June 30, 2026.
Remediation Plan for the Material Weaknesses
In response to the material weaknesses described above, our management, with the oversight of the Audit Committee, is in the process of developing and implementing a remediation plan. During the first half of 2026, we have continued to implement a more robust internal control IT framework that includes bolstered enterprise-wide access request protocols. We have also made personnel changes and have rolled out bolstered processes at multiple business units to document and verify the journal entry review process and remove existing conflicts. To support those efforts, we have engaged a third-party firm to assist with the documentation of our processes and internal controls and to identify additional control owner training gaps that should be addressed in support of the implementation of effective GITCs and other controls. Such training includes best practices on how to sufficiently document and evidence the operation of such GITCs and adequate journal entry review processes. We have also hired a Chief Information Officer with extensive knowledge in enterprise-wide technology strategy and integration who is assisting in the supervision of the remediation of the GITC deficiencies. We will continue to dedicate significant efforts and resources to ensure reporting requirements are met and proper segregation of duties are maintained to address the material weaknesses identified above.
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
If we are unable to remediate our existing material weaknesses or identify additional material weaknesses and are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, in a timely manner or attest, starting with the filing of our Annual Report on Form 10-K for the year ended December 31, 2026, that our internal controls over financial reporting are effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, starting with the filing our Annual Report on Form 10-K for the year ended December 31, 2026, our business processes controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected. In such cases, we also could become subject to investigations by the Nasdaq, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the material weaknesses described above, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we and our subsidiaries may be involved in various legal proceedings, claims and litigation arising in the ordinary course of business. We believe these matters will not have a material adverse effect on our business, financial condition or results of operations. Refer to “Part I. Financial Information, Item 1. Financial Statements, Note 18—Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements for additional information.
Item 1A. Risk Factors
Our business faces many risks. In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under “Item 1A. Risk Factors” in our 2025 Annual Report, and the risk factors and other cautionary statements contained in our subsequent SEC filings. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in the 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
We did not repurchase any equity securities registered under Section 12 of the Exchange Act during the second quarter of 2026.

Item 5. Other Information

Trading Plans

Other than as described below, during the quarter ended June 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408. The trading plan described below was adopted during an open trading window.

Name / Title	Type of Plan	Action	Adoption Date	End Date	Aggregate Number of Securities to be Sold	Plan Description
Philippe Le Bris / Chief Accounting Officer	Rule 10b5-1 trading arrangement (1)	Adoption	6/16/2026	6/17/2027	7,448.00	Sale of shares, and exercise and sale of stock options

(1)This trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act (“Rule 10b5-1(c)”), and, among other things, only permits transactions upon expiration of the applicable mandatory cooling-off period under the Rule 10b5-1(c).

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

*†10.1	Amendment No. 14 to Credit Agreement, dated as of May 27, 2026.
10.2+	Legence Corp. 2026 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form S-8 filed on March 6, 2026).
*31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
*101.SCH	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain of the schedules and exhibits to the agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request.

+	Indicates management contract or compensatory plan.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

Date: August 13, 2026

LEGENCE CORP.

By:	/s/ Stephen Butz
Stephen Butz
Chief Financial Officer
(principal financial officer)

By:	/s/ Philippe Le Bris
Philippe Le Bris
Chief Accounting Officer
(principal accounting officer)