Form 10-Q
period 2026-09-30
Legence Corp.
filed 2026-11-12
CIK 2052568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
As of November 9, 2026, there were 108,527,517 shares of total common stock of the Registrant outstanding, including 77,356,383 shares of Class A common stock, par value $0.01 per share, and 31,171,134 shares of Class B common stock, par value $0.01 per share.

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Legence Corp.
Condensed Consolidated Balance Sheets
(In thousands, except par value and share amounts)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$340,778	$230,166
Accounts receivable, net	841,535	584,060
Contract assets, net	513,316	259,941
Prepaid expenses and other current assets	67,383	36,179
Total current assets	1,763,012	1,110,346
Property and equipment, net of accumulated depreciation of $126,411 and $98,650 as of September 30, 2026 and December 31, 2025, respectively	140,112	92,333
Operating lease right-of-use assets (including $17,690 and $20,025 as of September 30, 2026 and December 31, 2025, respectively, from related parties)	155,441	117,139
Goodwill	822,521	764,336
Intangible assets, net	759,525	551,420
Other assets	192,018	43,822
Total assets(a)	$3,832,629	$2,679,396
Liabilities and Equity
Current liabilities:
Accounts payable	$440,232	$246,161
Accrued compensation and benefits	153,655	68,064
Accrued and other current liabilities	93,386	16,475
Contract liabilities	482,046	339,462
Current portion of operating lease liabilities (including $4,015 and $3,920 as of September 30, 2026 and December 31, 2025, respectively, from related parties)	33,050	21,300
Current portion of long-term debt	22,329	16,694
Total current liabilities	1,224,698	708,156
Long-term debt, net of current portion (including $88,790 and $84,735 as of September 30, 2026 and December 31, 2025, respectively, from related parties)	1,007,424	812,398
Operating lease liabilities, net of current portion (including $14,718 and $17,282 as of September 30, 2026 and December 31, 2025, respectively, from related parties)	130,505	103,762
Tax receivable agreement liability - related party	342,729	207,448
Deferred tax liabilities, net	42,390	46,714
Other long-term liabilities	12,847	12,123
Total liabilities(a)	2,760,593	1,890,601
Commitments and contingencies (Note 18)
Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares authorized, no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A common stock, $0.01 par value, 1,000,000,000 shares authorized, 77,102,104 and 63,856,975 shares issued, 77,037,919 and 63,856,975 shares outstanding as of September 30, 2026 and December 31, 2025, respectively	771	638
Class B common stock, $0.01 par value, 200,000,000 shares authorized, 31,171,134 and 41,479,954 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	312	415
Class A common stock in treasury at cost, 64,185 treasury shares as of September 30, 2026 and no treasury shares as of December 31, 2025	(3,404)	—
Additional paid-in capital	909,132	701,791
Accumulated deficit	(232,123)	(309,949)
Accumulated other comprehensive income (loss)	7,792	(698)
Total Legence stockholders' equity	682,480	392,197
Noncontrolling interests	389,556	396,598
Total stockholders' equity	1,072,036	788,795
Total liabilities and stockholders' equity	$3,832,629	$2,679,396
(a) As of September 30, 2026, total assets include $23.2 million and total liabilities include $8.9 million for consolidated variable interest PCs as defined in “Note 6—Variable Interest Entities and Equity Method Investments”. As of December 31, 2025, total assets include $21.8 million and total liabilities include $9.4 million for consolidated variable interest PCs. Substantially all of the remaining total assets and total liabilities are attributable to the consolidated Legence Holdings variable interest entity, excluding the Tax receivable agreement liability (refer to “Note 14—Tax Receivable Agreement”), deferred tax assets net of valuation allowance of $171.9 million and $29.5 million included in Other assets as of September 30, 2026 and December 31, 2025, respectively, as well as income tax payable of $12.4 million and $2.0 million included in Accrued and other current liabilities as of September 30, 2026 and December 31, 2025, respectively. Assets of the variable interest entities can only be used to settle the liabilities of those entities. Refer to “Note 6—Variable Interest Entities and Equity Method Investments” for additional information.
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$1,310,668	$708,006	$3,610,688	$1,812,849
Cost of revenue	1,035,169	559,947	2,928,804	1,424,412
Gross profit	275,499	148,059	681,884	388,437

Selling, general and administrative	70,467	85,887	334,153	227,814
Depreciation and amortization	37,638	24,183	112,438	75,619
Acquisition-related costs	499	795	12,346	971
(Gain) loss on sale of property and equipment	(116)	21	(298)	(199)
Goodwill impairment	—	—	21,586	—
Long-lived asset impairment	—	—	19,491	—
Equity in earnings of joint venture	(115)	(24)	(707)	(848)
Income from operations	167,126	37,197	182,875	85,080

Other expense (income):
Interest expense (including $1,514 and $3,312 for the three months in 2026 and 2025, respectively, and $4,761 and $11,776 for the nine months in 2026 and 2025, respectively, from related parties)	16,477	28,183	50,388	88,228
Interest income	(2,505)	(1,069)	(5,739)	(2,588)
Credit agreement amendment fees	—	64	5,257	2,990
Loss on debt extinguishment	—	5,685	13	5,685
Other income, net	(505)	(123)	(1,243)	(268)
Total other expense, net	13,467	32,740	48,676	94,047
Income (loss) before income tax	153,659	4,457	134,199	(8,967)

Income tax expense	19,782	4,078	17,492	13,662
Net income (loss)	133,877	379	116,707	(22,629)
Net income attributable to noncontrolling interests	44,304	955	38,881	4,430
Net income (loss) attributable to Legence	$89,573	$(576)	$77,826	$(27,059)

		Period from September 12, 2025 to September 30, 2025		Period from September 12, 2025 to September 30, 2025
Earnings (loss) per share:
Basic	$1.16	$(0.02)	$1.06	$(0.02)
Diluted	$1.15	$(0.02)	$0.94	$(0.02)
Weighted-average Class A Common Stock outstanding:
Basic	76,928	58,511	73,406	58,511
Diluted	77,811	58,511	108,872	58,511
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$133,877	$379	$116,707	$(22,629)
Other comprehensive income (loss), net:
Gain (loss) related to interest rate swaps, net of tax	5,230	(1,285)	12,096	(9,556)
Other comprehensive income (loss):	5,230	(1,285)	12,096	(9,556)
Comprehensive income (loss)	139,107	(906)	128,803	(32,185)
Comprehensive income attributable to noncontrolling interests	45,812	1,634	42,665	5,109
Comprehensive income (loss) attributable to Legence	$93,295	$(2,540)	$86,138	$(37,294)
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Legence Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity
Balance, June 30, 2026	76,881,291	$768	31,171,134	$312	—	$—	$917,012	$(321,696)	$4,067	$600,463	$377,077	$977,540
Stock-based compensation for RSUs, stock options, and the Employee Stock Purchase Plan	—	—	—	—	—	—	6,439	—	—	6,439	—	6,439
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for withholding tax obligations	191,508	2	—	—	(64,185)	(3,404)	(2)	—	—	(3,404)	—	(3,404)
Issuance of Class A Common Stock upon exercise of stock options	6,250	—	—	—	—	—	175	—	—	175	—	175
Issuance of Class A Common Stock for purchases under the Employee Stock Purchase Plan	23,055	1	—	—	—	—	1,767	—	—	1,768	—	1,768
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC and issuances or repurchases of Class A Common Stock	—	—	—	—	—	—	(1,110)	—	3	(1,107)	1,107	—
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	—	—	(26,675)	(26,675)
Contribution from Legence Parent II for Series A Interests	—	—	—	—	—	—	(15,149)	—	—	(15,149)	—	(15,149)
Distribution to Legence Parent	—	—	—	—	—	—	—	—	—	—	(7,765)	(7,765)
Other comprehensive income	—	—	—	—	—	—	—	—	3,722	3,722	1,508	5,230
Net income	—	—	—	—	—	—	—	89,573	—	89,573	44,304	133,877
Balance, September 30, 2026	77,102,104	$771	31,171,134	$312	(64,185)	$(3,404)	$909,132	$(232,123)	$7,792	$682,480	$389,556	$1,072,036
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands, except share amounts)
(Unaudited)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Non- controlling Interests	Total Equity
Balance, June 30, 2025	$443,999	—	$—	—	$—	$—	$(276,652)	$840	$168,187	$4,387	$172,574
Reclassification of vested Legence Parent interests from liabilities	49	—	—	—	—	—	—	—	49	—	49
Effect of the Corporate Reorganization	(444,048)	29,022,940	290	46,680,762	467	443,291	—	—	—	—	—
Tax receivable agreement net liability	—	—	—	—	—	(138,073)	—	—	(138,073)	—	(138,073)
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	—	—	—	—	—	36,358	—	—	36,358	—	36,358
Issuance of Class A common stock net of underwriting discounts, commissions, and offering costs	—	29,487,627	295	—	—	751,547	—	—	751,842	—	751,842
Allocation of equity to noncontrolling interests	—	—	—	—	—	(431,262)	—	876	(430,386)	430,386	—
Stock-based compensation for RSUs and stock options	—	—	—	—	—	554	—	—	554	—	554
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	—	3,191	3,191
Contribution from Legence Parent II for Series A Interests	—	—	—	—	—	1,884	—	—	1,884	—	1,884
Other comprehensive (loss) income	—	—	—	—	—	—	—	(1,964)	(1,964)	679	(1,285)
Net (loss) income	—	—	—	—	—	—	(576)	—	(576)	955	379
Balance, September 30, 2025	$—	58,510,567	$585	46,680,762	$467	$664,299	$(277,228)	$(248)	$387,875	$439,598	$827,473
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands, except share amounts)
(Unaudited)

	Class A Common Stock		Class B Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Legence Stockholders' Equity	Non- controlling Interests	Total Stockholders' Equity
Balance, December 31, 2025	63,856,975	$638	41,479,954	$415	—	$—	$701,791	$(309,949)	$(698)	$392,197	$396,598	$788,795
Tax receivable agreement liability and deferred taxes arising from exchanges of Class B Common Stock	—	—	—	—	—	—	(21,549)	—	—	(21,549)	—	(21,549)
Stock-based compensation for RSUs, stock options, and the Employee Stock Purchase Plan	—	—	—	—	—	—	16,612	—	—	16,612	—	16,612
Issuance of Class A Common Stock for acquisitions	2,701,003	27	—	—	—	—	106,410	—	—	106,437	—	106,437
Issuance of Class A Common Stock upon vesting of RSUs, net of shares withheld for withholding tax obligations	206,001	2	—	—	(64,185)	(3,404)	(2)	—	—	(3,404)	—	(3,404)
Issuance of Class A Common Stock upon exercise of stock options	6,250	—	—	—	—	—	175	—	—	175	—	175
Issuance of Class A Common Stock for purchases under the Employee Stock Purchase Plan	23,055	1	—	—	—	—	1,767	—	—	1,768	—	1,768
Noncontrolling interest adjustment for changes in proportionate ownership in Legence Holdings LLC and issuances or repurchases of Class A Common Stock	—	—	—	—	—	—	80,845	—	178	81,023	(81,023)	—
Exchange of Class B Common Stock to Class A Common Stock	10,308,820	103	(10,308,820)	(103)	—	—	—	—	—	—	—	—
Contribution from Legence Parent for Series A Interests and related, and Restricted Series C Interests	—	—	—	—	—	—	—	—	—	—	39,081	39,081
Contribution from Legence Parent II for Series A Interests and related	—	—	—	—	—	—	23,083	—	—	23,083	—	23,083
Distribution to Legence Parent	—	—	—	—	—	—	—	—	—	—	(7,765)	(7,765)
Other comprehensive income	—	—	—	—	—	—	—	—	8,312	8,312	3,784	12,096
Net income	—	—	—	—	—	—	—	77,826	—	77,826	38,881	116,707
Balance, September 30, 2026	77,102,104	$771	31,171,134	$312	(64,185)	$(3,404)	$909,132	$(232,123)	$7,792	$682,480	$389,556	$1,072,036
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Changes in Equity - (Continued)
(In thousands, except share amounts)
(Unaudited)

		Class A Common Stock		Class B Common Stock
	Member's Equity	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Member's Equity	Non- controlling Interests	Total Equity
Balance, December 31, 2024	$443,738	—	$—	—	$—	$—	$(250,169)	$9,111	$202,680	$912	$203,592
Reclassification of vested Legence Parent interests from liabilities	310	—	—	—	—	—	—	—	310	—	310
Effect of the Corporate Reorganization	(444,048)	29,022,940	290	46,680,762	467	443,291	—	—	—	—	—
Tax receivable agreement net liability	—	—	—	—	—	(138,073)	—	—	(138,073)	—	(138,073)
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	—	—	—	—	—	36,358	—	—	36,358	—	36,358
Issuance of Class A common stock net of underwriting discounts, commissions, and offering costs	—	29,487,627	295	—	—	751,547	—	—	751,842	—	751,842
Allocation of equity to noncontrolling interests	—	—	—	—	—	(431,262)	—	876	(430,386)	430,386	—
Stock-based compensation for RSUs and stock options	—	—	—	—	—	554	—	—	554	—	554
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	—	—	—	—	—	—	—	—	—	3,191	3,191
Contribution from Legence Parent II for Series A Interests	—	—	—	—	—	1,884	—	—	1,884	—	1,884
Other comprehensive (loss) income	—	—	—	—	—	—	—	(10,235)	(10,235)	679	(9,556)
Net (loss) income	—	—	—	—	—	—	(27,059)	—	(27,059)	4,430	(22,629)
Balance, September 30, 2025	$—	58,510,567	$585	46,680,762	$467	$664,299	$(277,228)	$(248)	$387,875	$439,598	$827,473
See Notes to Condensed Consolidated Financial Statements.

Legence Corp.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$116,707	$(22,629)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization of intangible assets	98,604	61,888
Depreciation of property and equipment	32,279	23,723
Goodwill impairment	21,586	—
Long-lived asset impairment	19,491	—
Amortization of debt issuance costs and discounts	1,299	3,007
Stock-based compensation	61,158	21,881
Compensation expense - Performance Interests	15,554	—
Deferred taxes	(24,643)	6,378
Equity in earnings of joint venture	(707)	(848)
Return on investment in joint venture	500	500
Operating lease right-of-use asset lease expense	22,484	12,959
Loss on debt extinguishment	13	5,685
Other	348	148
Changes in operating assets and liabilities:
Accounts receivable, net	(73,599)	(139,448)
Contract assets	(184,847)	(46,182)
Prepaid expenses and other current assets	(12,395)	1,198
Accounts payable	116,630	94,542
Accrued compensation and benefits	57,174	34,355
Accrued and other current liabilities	11,751	(4,110)
Contract liabilities	15,535	120,027
Operating lease liabilities, current and long-term	(19,417)	(10,727)
Other long-term assets and liabilities	1,476	(223)
Cash provided by operating activities	276,981	162,124

Cash flows from investing activities:
Purchases of property and equipment	(60,184)	(24,734)
Consideration paid for acquisitions, net of cash acquired	(281,293)	(453)
Proceeds from sale of property and equipment	327	226
Cash used in investing activities	(341,150)	(24,961)

Cash flows from financing activities:
Term loan borrowings (including $15,000 and $2,495 in 2026 and 2025, respectively, from related parties)	200,000	2,495
Term loan payments (including $74,797 in 2025 to related parties)	(7,471)	(795,073)
Revolver borrowings	25,000	—
Revolver payments	(25,000)	—
Notes payable payments	(7,428)	(6,102)
Finance lease payments	(4,430)	(2,694)
Proceeds from issuance of shares under ESPP	1,768	—
Proceeds from IPO, net of underwriting discounts and commissions	—	780,243
Payments for deferred offering costs	(60)	(21,165)
Proceeds from exercise of stock options	175	—
Payments of withholding taxes related to net share settlement of equity awards	(3,404)	—
Distribution to Legence Parent	(5,800)	—
Other	1,431	—
Cash provided by (used in) financing activities	174,781	(42,296)
Increase in cash and cash equivalents	110,612	94,867
Cash and cash equivalents, beginning of period	230,166	81,167
Cash and cash equivalents, end of period	$340,778	$176,034
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

The accompanying unaudited Condensed Consolidated Financial Statements were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the instructions to Form 10-Q and Regulation S-X. Accordingly, these unaudited Condensed Consolidated Financial Statements do not include all information or notes required by GAAP for annual financial statements and should be read together with the Company’s audited Consolidated Financial Statements and notes thereto from the Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “2025 Annual Report”). In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements include all

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income (loss) and cash flows for the interim periods presented. The December 31, 2025 Condensed Consolidated Balance Sheet data was derived from the 2025 audited Consolidated Financial Statements but does not include all disclosures required by GAAP. The preparation of the unaudited Condensed Consolidated Financial Statements requires management to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the related revenues and expenses and disclosures as of the date of the financial statements. Actual results could differ from those estimates.

Results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that will be realized for the year ended December 31, 2026, or for any future period. These condensed consolidated financial statements should be read in conjunction with the 2025 Annual Report.
Note 2 - Summary of Significant Accounting Policies
Refer to “Note 2. Summary of Significant Accounting Policies” in the 2025 Annual Report for the discussion of our significant accounting policies.
Recent Accounting Pronouncements
Hedge Accounting Improvements - In December 2025, the FASB issued Accounting Standards Update ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements” (“Update 2025-09”). The guidance introduces targeted refinements intended to align hedge accounting with risk management activities, including greater flexibility in hedge designation and clarifications for certain instruments. Update 2025-09 is effective for fiscal years beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2025-09 will have on the Condensed Consolidated Financial Statements.
Targeted Improvements to the Accounting for Internal-Use Software - In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, “Intangibles-Goodwill and Other- Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” (“Update 2025-06”), which removes references to the project stages and requires entities to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. Update 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption and a prospective, retrospective or modified transition approach are permitted. The Company is currently evaluating the impact that the adoption of Update 2025-06 will have on its Condensed Consolidated Financial Statements.
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
Business Combinations and Consolidation - In May 2025, the FASB issued ASU 2025-03, “Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“Update 2025-03”). This update revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. It requires that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. Update 2025-03 is effective for fiscal years beginning after December 15, 2026 and interim reporting periods within those annual reporting periods, with early adoption permitted. Update 2025-03 requires that an entity apply the new guidance prospectively to any acquisition that occurs after the initial application date. The Company is currently evaluating the impact that the adoption of Update 2025-03 will have on its Condensed Consolidated Financial Statements.
Income Statement - Expense Disaggregation - In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“Update 2024-03”). This update requires disclosure, in the notes to the financial statements, of disaggregated information about certain income statement costs and expenses on an interim and annual basis. Update 2024-03 is effective for fiscal years beginning after December 15, 2026,

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of Update 2024-03 will have on its Condensed Consolidated Financial Statements.
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
The Company disaggregates revenue by service line as management believes this category best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. See details in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue by Service Line and Segment	2026	2025	2026	2025
Engineering & Consulting:
Engineering & Design	$109,144	$110,939	$309,063	$324,166
Program & Project Management	90,796	101,233	263,571	229,547
Total Engineering & Consulting segment	199,940	212,172	572,634	553,713
Installation & Maintenance:
Installation & Fabrication	992,521	408,717	2,675,997	1,018,424
Maintenance & Service	118,207	87,117	362,057	240,712
Total Installation & Maintenance segment	1,110,728	495,834	3,038,054	1,259,136
Revenue	$1,310,668	$708,006	$3,610,688	$1,812,849
One customer of the Installation & Maintenance segment represented 17.4% and 17.5% of the Company’s revenue for the three and nine months ended September 30, 2026, respectively, and 10.0% and 7.5% of the Company’s revenue for the three and nine months ended September 30, 2025, respectively. No other single customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2026 and 2025.
Contract Assets and Liabilities
Due to the nature of the Company’s performance obligations and the timing of contractual payment terms, the Company has material contract asset and liability balances.
Contract assets include $162.2 million and $98.5 million of contract retentions as of September 30, 2026 and December 31, 2025, respectively. Contract retentions included in contract assets are generally subject to substantial project completion and acceptance by the customer.
Contract assets and contract liabilities fluctuate based on factors that occur in the normal course of business, including the volume of projects in progress at period end, the timing of negotiated payment terms, billing frequency and other differences in payment terms relative to revenue recognition.
The Company recognized $68.5 million of contract assets and $127.1 million of contract liabilities as part of purchased assets and liabilities related to acquisitions completed during the nine months ended September 30, 2026. Refer to “Note 4—Acquisitions” for further information. The remaining increase in contract assets from December 31, 2025 to September 30, 2026 was primarily due to the increase in the Company’s volume of project activity from both Installation & Maintenance and Engineering & Consulting segments, as reflected in increased revenue from these segments for the nine months ended September 30, 2026. The remaining change in contract liabilities from December 31, 2025 to September 30, 2026 is primarily due to the timing and amount of revenue recognized.
During the three and nine months ended September 30, 2026, the Company recognized revenue of $32.4 million and $307.3 million, respectively, related to contract liabilities outstanding as of December 31, 2025. During the three and nine months ended September 30, 2025, the Company recognized revenue of $27.2 million and $124.5 million, respectively, related to contract liabilities outstanding as of December 31, 2024.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Contracts Receivable
Included in the contracts receivable balance is retention for which the Company has an unconditional right to payment and is only subject to the passage of time. Retentions included in Contracts Receivable as of September 30, 2026 and December 31, 2025 were $49.7 million and $9.6 million, respectively.
Remaining Performance Obligations
The Company had approximately $4,108.0 million in remaining performance obligations as of September 30, 2026, which represent the expected remaining revenue values under the Company’s contracted or otherwise secured fixed-price project commitments. The Company expects to recognize approximately 65% to 75% of the remaining performance obligations within the next 12 months. The majority of the remaining performance obligations after the first 12 months are expected to be recognized within the following two years.
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
During the nine months ended September 30, 2026, the Company incurred acquisition-related costs for Bowers of $10.7 million, which are included in Acquisition-related costs on the Condensed Consolidated Statements of Operations.

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
Subsequent acquisition
On November 1, 2026, the Company acquired Central Texas Industrial Contractors LLC (“CTI”) for estimated consideration of $90.0 million cash and 256,411 shares of Class A Common Stock, subject to customary purchase price adjustments. CTI is a mechanical contractor based in Texas. This acquisition expands the Company’s geographic footprint in mechanical contracting. The CTI operations will be included in the Installation & Maintenance segment.
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
The Company issued 145,600 shares of Class A Common Stock as part of the 2025 acquisitions. Holdback amounts reflect consideration transferred to be paid in cash after the acquisition date assuming conditions for release of the holdback are met. As of September 30, 2026, there was $1.3 million in holdback included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets related to 2025 acquisitions.

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
Supplemental Pro Forma Information
The following unaudited supplemental pro forma results of operations for Legence are presented as if the Bowers acquisition had been consummated on January 1, 2025. There is no pro forma information included for the three and nine months ended September 30, 2026, as the Company’s actual financial results for the period fully reflect the acquisition of Bowers. Pro forma results for the Metrix acquisition are not presented as they are not material to the Company’s Condensed Consolidated Financial Statements. These unaudited supplemental pro forma results are provided for illustrative purposes only and may not be indicative of the actual results that would have been achieved by the combined companies or the future results of the combined companies (in thousands).

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$972,313	$2,450,419
Net income (loss) attributable to Legence	$(1,931)	$(41,282)
These pro forma combined historical results were adjusted for: an increase in interest expense for debt incurred by the Company to finance the transactions, increased depreciation and amortization expense due to the fair value of fixed assets and intangible assets, adjustments for operating lease right-of-use asset lease expense, recognition of retention bonuses and other share-based payments as compensation expense, accretion of deferred consideration, reclassification of transaction expenses to the beginning of the pro forma period, and other adjustments including income tax effects and noncontrolling

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
interests. The pro forma combined historical results do not eliminate the impact of acquisition-related costs or any cost savings or other synergies that may result from the acquisitions. The pro forma results include $14.5 million of acquisition-related costs that are not expected to have a continuing impact on the Company’s operations.
Results of Operations
For the three and nine months ended September 30, 2026, Revenue of $322.7 million and $869.8 million, respectively, and Net income of $12.8 million and $13.2 million, respectively, are included in the Condensed Consolidated Statements of Operations for the Bowers acquisition. Results of operations for the Metrix acquisition are not disclosed as they are not material to the Company’s Condensed Consolidated Financial Statements.
Note 5 - Goodwill and Intangible Assets
The following is a summary of changes in the carrying value of Goodwill by segment (in thousands):

Carrying value of Goodwill	Engineering & Consulting	Installation & Maintenance	Total
Balance, December 31, 2025	$412,987	$351,349	$764,336
Acquisitions	5,425	72,197	77,622
Measurement period adjustments	2,149	—	2,149
Impairment	(21,586)	—	(21,586)
Balance, September 30, 2026	$398,975	$423,546	$822,521

Accumulated goodwill impairment
Balance, December 31, 2025	$47,821	$47,407	$95,228
Balance, September 30, 2026	$69,407	$47,407	$116,814
During the second quarter of 2026, the Company determined that the carrying amount of Goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in a Goodwill impairment of $21.6 million recognized in Goodwill impairment on the Condensed Consolidated Statement of Operations during the second quarter of 2026. The impairment was primarily driven by a decline in new contracts during the second quarter of 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections.
The Company’s identifiable intangible assets consist of the following (in thousands, except weighted-average remaining lives):

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-average Remaining Life (in years)
Customer relationships	$846,090	$(251,771)	$594,319	8.3
Trade names	223,787	(97,435)	126,352	5.6
Contract backlog	62,170	(23,316)	38,854	1.2
	$1,132,047	$(372,522)	$759,525
During the second quarter of 2026, the Company determined that a triggering event had occurred for long-lived assets related to one asset group in the Engineering & Consulting segment. The triggering event occurred as a result of a decline in new contracts during the second quarter of 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections. The Company determined that the carrying amount of long-lived assets for the asset group exceeded fair value, resulting in a long-lived asset impairment of $19.5 million recognized in Long-lived asset impairment on the Condensed Consolidated Statement of Operations during the second quarter of 2026. The asset group's fair value was estimated using an income approach. The income approach utilizes

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
discounted future cash flows and key assumptions including the estimated life the asset will contribute to cash flows, revenue growth rates and EBITDA margins, attrition rate of customers, as well as the estimated discount rate that reflects the level of risk associated with receiving future cash flows.

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
Future amortization of intangible assets as of September 30, 2026 was as follows (in thousands):

Year ended December 31:
2026 (three months remaining)	$32,608
2027	126,215
2028	96,040
2029	95,615
2030	94,826
Thereafter	314,221
$759,525
Note 6 - Variable Interest Entities and Equity Method Investments
The Company holds interests in a number of joint ventures and other entities, some of which are VIEs. The Company consolidates a VIE when it is the primary beneficiary. For unconsolidated joint ventures, the Company accounts for its investment using the equity method.
Consolidated Variable Interest Entities
In connection with the Corporate Reorganization, Legence Corp. became the sole managing member of Legence Holdings, in which Legence Corp. operates and controls all of the business and affairs of Legence Holdings, and has the obligation to absorb losses and receive benefits from Legence Holdings. Accordingly, Legence Holdings is evaluated under the guidance for limited partnerships and similar entities in ASC 810, Consolidation, and is considered a variable interest entity. Legence Corp. has both (i) the power to direct the activities that most significantly impact Legence Holdings’ economic performance and (ii) the right to receive benefits or the obligation to absorb losses that could be significant to Legence Holdings. Accordingly, Legence Corp. is the primary beneficiary and consolidates Legence Holdings in its Condensed Consolidated Financial Statements. The assets of Legence Holdings can only be used to settle its own obligations. Refer to “Note 12—Noncontrolling Interests”.
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The table below shows the carrying amounts and classification of the PCs’ assets and liabilities included on the Company’s Condensed Consolidated Balance Sheets, excluding intercompany balances (in thousands):

	September 30, 2026	December 31, 2025
Cash	$5,027	$5,019
Accounts receivable, net	14,881	12,868
Contract assets, net	3,107	3,699
Total current assets	23,015	21,586
Other assets	176	224
Total assets	$23,191	$21,810

Accrued and other current liabilities	$1,273	$2,359
Contract liabilities	7,657	7,012
Total liabilities	$8,930	$9,371
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
Equity Method Investments
The Company has investments in, and transactions with, a number of unconsolidated joint ventures. The investments and earnings are immaterial. In addition, the Company recognized immaterial related-party revenue from subcontracts with these joint ventures during the three and nine months ended September 30, 2026 and 2025. These amounts are included in Revenue on the Condensed Consolidated Statements of Operations.
Note 7 - Debt
Debt obligations consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Term loan	$990,301	$797,772
Notes payable	29,369	27,345
Finance lease liabilities	16,521	10,642
Total debt	1,036,191	835,759
Less: Current portion	(22,329)	(16,694)
Less: Unamortized debt issuance costs and discounts	(6,438)	(6,667)
Long-term debt, net of current portion	$1,007,424	$812,398
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
Prior to the May 27, 2026 amendment, Secured Overnight Financing Rate (“SOFR”) rate term loans bore interest at SOFR plus 2.25% with a SOFR floor of 0.75%. Base rate loans bore interest at 1.25% plus the base rate, which is the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate and (c) the SOFR rate for one month plus 1.00% ("Base Rate").
After the May 27, 2026 amendment, SOFR rate term loans bore interest at SOFR plus 2.00% with a SOFR floor of 0.75% and base rate term loans bore interest at 1.00% plus the Base Rate. An incremental 0.25% interest rate reduction took full effect upon the delivery of the Company’s second quarter lender compliance certificate. As a result, SOFR rate term loans bear interest at SOFR plus 1.75% with a SOFR floor of 0.75%, and base rate term loans bear interest at 0.75% plus the Base Rate.
Interest on SOFR rate term loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate loans is payable quarterly.
As of September 30, 2026, principal payments on the term loans of $2.5 million are payable quarterly, with any remaining principal balance due on December 16, 2031. Subject to the requirements of the agreement, Legence Holdings may also be required, as applicable, to make additional principal payments based on its excess cash flow, as defined in the credit agreement. The credit agreement contains customary representations and warranties and customary events of default, as well as certain affirmative and negative covenants. Legence Holdings is in compliance with the financial covenants as of September 30, 2026.
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
SOFR rate revolving loans bear interest at SOFR plus 2.25% and base rate revolving loans bear interest at 1.25% plus the Base Rate. Interest on SOFR rate revolving loans is payable based on the selected interest period if less than three months or quarterly if the selected interest period is three months or longer. Interest on base rate revolving loans is payable quarterly.
In January 2026, Legence Holdings borrowed and repaid $25.0 million under the revolving credit facility. The weighted-average interest rate was 5.95%.
In addition, a revolver commitment fee is payable quarterly for the unused portion of the revolving credit facility at a rate of 0.38% to 0.50% based on Legence Holdings’ Net Leverage Ratio. As of September 30, 2026, the rate for the unused portion of the revolving credit facility is 0.38%. The revolving credit facility may be used to issue standby letters of credit, which reduce the amount available for borrowings. As of September 30, 2026, there are $30.7 million letters of credit outstanding under the revolving credit facility, with an interest rate of 2.38%, leaving $169.3 million remaining available to be borrowed under the facility. There were no outstanding borrowings under the revolving credit facility as of September 30, 2026 and December 31, 2025.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The credit agreement, in addition to customary affirmative covenants, contains a springing financial maintenance covenant that requires the Consolidated First Lien Net Leverage Ratio to be less than 8.50 to 1.00 if certain testing conditions are satisfied. The springing financial maintenance covenant is only tested if as of the last day of a Test Period (generally quarterly) the amount of loans and/or letters of credit outstanding under the revolving credit facility is greater than 35% of the facility size. The springing financial maintenance covenant was not required to be tested during the periods presented in the Condensed Consolidated Financial Statements, and the Company is in compliance with the financial covenant as of September 30, 2026.
Notes payable
As part of the consideration transferred to acquire certain companies in prior years, the Company issued notes payable to former owners of acquired companies. The former owners are considered related parties when they are employees or Parent interests holders. The Company can prepay these notes without penalty.
The Company issued a promissory note payable in connection with a 2022 acquisition. As of September 30, 2026 and December 31, 2025, the outstanding balance is $11.0 million and $10.6 million, respectively, and the carrying value is $10.7 million and $10.1 million, respectively, recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. The stated interest rate is 5.5%. All principal and interest are due at the earlier of the end of the 5-year term in 2027 or upon a sale event as defined in the note agreement.
The Company issued promissory notes payable in connection with a 2023 acquisition and a 2022 acquisition, and the holders of the promissory notes were related parties as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, the outstanding balance is $11.7 million and $13.7 million, respectively, and the carrying value is $11.1 million and $12.8 million, respectively. As of September 30, 2026 and December 31, 2025, $11.1 million and $10.8 million, respectively, are recorded in Long-term debt, net of current portion on the Condensed Consolidated Balance Sheets. As of December 31, 2025, $2.0 million is recorded in Current portion of long-term debt on the Condensed Consolidated Balance Sheets. The note payable of $2.0 million related to the 2023 acquisition was fully paid during the quarter ended September 30, 2026. The outstanding promissory note related to the 2022 acquisition has a stated interest rate of 5.5%, matures in 2028, at which time all principal and interest are due, and requires the Company to repay all principal and interest earlier if the Company undergoes a change of control as defined in the note agreement.
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The following table presents the input level used to determine the fair value of the financial instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$312,237	$—	$—
Interest rate swap instruments	$—	$10,953	$—
Liabilities:
Interest rate swap instruments	$—	$9	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Cash equivalents - money market	$572	$—	$—
Interest rate swap instruments	$—	$42	$—
Liabilities:
Interest rate swap instruments	$—	$1,194	$—
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
Financial Instruments Not Carried at Fair Value: The table below shows the fair value and carrying value of the term loan and promissory notes (a component of notes payable) included in Total debt as shown in “Note 7—Debt” (in thousands):

	September 30, 2026		December 31, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Term loan	$991,341	$984,836	$803,995	$792,515
Promissory notes	$22,689	$21,817	$21,490	$22,906
The fair value of the term loan as of September 30, 2026 and December 31, 2025 was derived by taking the mid-point of the trading prices from observable market inputs in the secondary bond market for the term loan (Level 2 measurement) and multiplying it by the outstanding face value of the term loan.
The fair value of the promissory notes as of September 30, 2026 and December 31, 2025 was calculated using a discounted cash flow methodology under the income approach, using interest rate indices, risk premiums, and adjustments for the size, subordination of the instrument, and contractual prepayment features (Level 3 measurement).
The carrying value of the remaining notes payable and finance lease liabilities approximates fair value as of September 30, 2026 and December 31, 2025.
Note 9 - Derivatives
Interest Rate Swaps: The Company has multiple interest rate swap agreements designated as cash flow hedges. The Company utilizes these interest rate swap agreements to reduce exposure to fluctuations in variable interest rates for future

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
interest payments on its term loan. The total notional amount is $785.0 million as of September 30, 2026 and December 31, 2025. Failure of the interest rate swap counterparties to make payments may result in the loss of any potential benefit to the Company under the interest rate swap agreements. The Company mitigates risk of non-performance by counterparties by dealing with highly rated counterparties. The Company does not use financial instruments for trading or speculative purposes. Additional information regarding the fair value of the Company’s interest rate swaps can be found in “Note 8—Fair Value Measurements”.
The fair value of derivative instruments is presented on the Condensed Consolidated Balance Sheets, as follows (in thousands):

	Balance Sheet Location	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Interest rate swap asset (short-term)	Prepaid expenses and other current assets	$6,410	$42
Interest rate swap asset (long-term)	Other assets	$4,543	$—
Interest rate swap liability (short-term)	Accrued and other current liabilities	$9	$886
Interest rate swap liability (long-term)	Other long-term liabilities	$—	$308
The following table presents the gross changes in Accumulated Other Comprehensive Income (“AOCI”) from the Company’s cash flow hedges (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beginning balance	$4,067	$840	$(698)	$9,111
Unrealized gain (loss) recognized in AOCI	5,619	172	13,154	(3,618)
Gain reclassified from AOCI to Interest expense	(389)	(1,457)	(1,058)	(5,938)
Other comprehensive income (loss)	5,230	(1,285)	12,096	(9,556)
Other comprehensive income attributable to noncontrolling interests	1,505	(197)	3,606	(197)
Ending balance	$7,792	$(248)	$7,792	$(248)
For the three and nine months ended September 30, 2026 and 2025, there was no ineffectiveness recognized in earnings.
The following table provides additional details related to the interest rate swap agreements, as amended, that were in effect as of September 30, 2026 (notional in thousands):

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
(1)The interest rate swaps with effective dates of December 31, 2026 were added in July 2025 and March 2026 and are not included in the notional amount as of September 30, 2026.
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
Distributions to Members of Legence Holdings
Pursuant to the Amended and Restated Limited Liability Company Agreement of Legence Holdings (the “LLC Agreement”), Legence Holdings is required to make distributions to its members to fund certain tax obligations and, from

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
time to time, certain other expenses of the Company, including payments under the Tax Receivable Agreement with Legence Parent and Legence Parent II. The LLC Agreement requires such distributions to be made pro rata to the Company and the noncontrolling interest holders based on their respective ownership interests of Legence Holdings.
During the nine months ended September 30, 2026, Legence Holdings made distributions of $17.9 million to the Company to pay certain tax obligations and other expenses of the Company. Distributions to the Company are eliminated in consolidation. In accordance with the LLC Agreement, Legence Holdings was required to make pro rata distributions to the noncontrolling interest holders of approximately $7.8 million. Of that amount, approximately $5.8 million was netted from certain tax withholding obligations and other expenses advanced by Legence Holdings on behalf of Legence Parent. The remaining approximately $2.0 million was unpaid as of September 30, 2026, and is recorded as a liability in Accrued and other current liabilities on the Condensed Consolidated Balance Sheet.
Share Repurchase Plan
On November 10, 2026, the Board authorized a new $150.0 million share repurchase program, pursuant to which the Company may, from time to time, acquire shares of its Class A Common Stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The share repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time.
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

Series A Interests
The compensation (benefit) expense for Time Interests was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$(32,557)	$14,002	$34,510	$16,277
Cost of revenue	(8,399)	3,556	8,355	4,222
Compensation (benefit) expense	$(40,956)	$17,558	$42,865	$20,499
For the nine months ended September 30, 2026, the Parent Entities distributed $45.8 million to holders of Time Interests, which are included in the Company’s compensation expense. There were no distributions for Time Interests for the three months ended September 30, 2026 or three and nine months ended September 30, 2025. As of September 30, 2026, the unrecognized compensation expense related to Time Interests is approximately $11.6 million to be recognized over a remaining weighted-average term of 3.1 years.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
The compensation expense for Performance Interests was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$—	$—	$12,593	$—
Cost of revenue	—	—	2,961	—
Compensation expense	$—	$—	$15,554	$—
Payments related to the Performance Interests and Exit Interests are contingent upon the achievement of specified market thresholds and require the recipient’s continued employment through distribution dates. Once the applicable thresholds are achieved, holders are entitled to receive payments upon each qualifying distribution from the Parent Entities. For the nine months ended September 30, 2026, the Parent Entities distributed $15.6 million to holders of Performance Interests, which are included in the Company’s compensation expense. There were no distributions for Performance Interests for the three months ended September 30, 2026 or three and nine months ended September 30, 2025. There were no distributions for Exit Interests and no compensation expense recorded for Exit Interests for the three and nine months ended September 30, 2026 or 2025. Because additional distributions are dependent on future liquidity events that are not considered probable as of the financial statement dates, no compensation was accrued for these awards as of September 30, 2026 or December 31, 2025.
Restricted Series C Interests
The compensation (benefit) expense for Restricted Series C Interests was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Selling, general and administrative	$(394)	$240	$647	$377
Cost of revenue	(474)	288	773	451
Compensation (benefit) expense	$(868)	$528	$1,420	$828
For the nine months ended September 30, 2026, the Parent Entities distributed $1.3 million to holders of Restricted Series C Interests, which are included in the Company’s compensation expense. There were no distributions for Restricted Series C Interests for the three months ended September 30, 2026 or three and nine months ended September 30, 2025. As of September 30, 2026, the unrecognized compensation expense related to Restricted Series C Interests is approximately $1.0 million to be recognized over a remaining weighted-average term of 2.2 years.
Note 12 - Noncontrolling Interests
Legence Corp. is the sole managing member of Legence Holdings, and the Company consolidates the financial results of Legence Holdings. Therefore, the Company reports a noncontrolling interest on the portion of net assets and income not attributable to Legence.
The following tables summarize the change in ownership of Legence Holdings during the three and nine months ended September 30, 2026. Please refer to “Note 10—Stockholders' Equity” for additional information related to activity during the three and nine months ended September 30, 2026.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

	Ownership			Ownership Percentage
	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total
Balance, June 30, 2026	76,881,291	31,171,134	108,052,425	71.2%	28.8%	100.0%
Issuance of Class A Common Stock under stock-based compensation plans	156,628	—	156,628	—%	—%	—%
Balance, September 30, 2026	77,037,919	31,171,134	108,209,053	71.2%	28.8%	100.0%

	Ownership			Ownership Percentage
	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total	Legence Corp. (LGN A Units)	Non- controlling interests (LGN B Units)	Total
Balance, December 31, 2025	63,856,975	41,479,954	105,336,929	60.6%	39.4%	100.0%
Issuance of Class A Common Stock for acquisitions	2,701,003	—	2,701,003	1.0%	(1.0)%	—%
Effects of exercise of underwriters' overallotment option	780,121	(780,121)	—	0.7%	(0.7)%	—%
Effects of Subsequent Secondary Offering	9,528,699	(9,528,699)	—	8.9%	(8.9)%	—%
Issuance of Class A Common Stock under stock-based compensation plans	171,121	—	171,121	—%	—%	—%
Balance, September 30, 2026	77,037,919	31,171,134	108,209,053	71.2%	28.8%	100.0%
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
d.Distributions to Legence Parent, as discussed in “Note 10—Stockholders' Equity”.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
e.Noncontrolling interests for the PCs, as discussed in “Note 6—Variable Interest Entities and Equity Method Investments.”
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
The following table sets forth the computation of basic and diluted EPS. Prior to the IPO, Legence Holdings was a single-member limited liability company and did not present earnings per share. Due to the IPO and Corporate Reorganization, the Company’s capital structure before and after the IPO is not comparable and would not be meaningful to the users of these Condensed Consolidated Financial Statements. As a result, earnings per share is only presented for periods after the IPO and Corporate Reorganization.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)

(in thousands, except per share data)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Numerator—basic:
Net income	$133,877	$116,707
Less: Net income attributable to noncontrolling interests	44,304	38,881
Net income attributable to Legence—basic	$89,573	$77,826
Denominator—basic:
Weighted-average Class A Common Stock outstanding—basic	76,928	73,406
Earnings per share—basic	$1.16	$1.06

Numerator—diluted:
Net income attributable to Class A Common Stockholders—basic	$89,573	$77,826
Net income effect of dilutive securities:
Effect of RSUs, stock options and ESPP	298	220
Effect of assumed exchange of LGN B Units	—	21,637
Effect of exchange of LGN B Units related to exercise of underwriters' overallotment option and Subsequent Secondary Offering	—	2,168
Net income attributable to Class A Common Stockholders—diluted	$89,871	$101,851
Denominator—diluted:
Weighted-average Class A Common Stock outstanding—basic	76,928	73,406
Weighted-average effect of dilutive securities:
Effect of RSUs, stock options and ESPP	883	854
Effect of assumed exchange of LGN B Units	—	31,171
Effect of exchange of LGN B Units related to exercise of underwriters' overallotment option and Subsequent Secondary Offering	—	3,441
Weighted-average Class A Common Stock outstanding—diluted	77,811	108,872
Earnings per share—diluted	$1.15	$0.94

(in thousands, except per share data)	September 12, 2025 through September 30, 2025
Numerator:
Net loss	$(1,277)
Less: Net loss attributable to noncontrolling interests	(202)
Net loss attributable to Legence	$(1,075)
Denominator:
Weighted-average Class A Common Stock outstanding—basic and diluted	58,511
Loss per share—basic and diluted	$(0.02)

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Anti-dilutive securities that could potentially dilute EPS in the future are set forth below (in thousands):

	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Stock options	214	214
RSUs	13	13
LGN B Units exchangeable for Class A Common Stock	31,171	—
Deferred consideration related to Bowers acquisition	807	807

September 12, 2025 through September 30, 2025
Stock options	669
RSUs	620
LGN B Units exchangeable for Class A Common Stock	46,681
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
The TRA liability is classified as current or long term based on the expected date of payment. As of September 30, 2026, the current portion of the TRA liability is $8.2 million and is included in Accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Note 15 - Income Taxes
The income tax expense and effective income tax rate were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense	$19,782	$4,078	$17,492	$13,662

Effective income tax rate	12.9%	91.5%	13.0%	(152.4)%
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
For the three months ended September 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to non-taxable income related to Series A Interests and income from pass-through business not subject to income tax at the Company level. For the three months ended September 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to earnings incurred prior to the IPO and Corporate reorganization from pass-through business not subject to income taxes at the Company level.

For the nine months ended September 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the future TRA payments and income from pass-through business not subject to income tax at the Company level, partially offset by non-deductible compensation expense related to Series A Interests. Although the Series A Interests generated non-taxable income for the three months ended September 30, 2026, it resulted in a net non-deductible expense for the nine-month period. For the nine months ended September 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.
A valuation allowance is provided when it is more likely than not that a portion or all of a deferred tax asset will not be realized. In prior periods, a partial valuation allowance was maintained against the deferred tax assets based on management’s assessment of the amount that was more-likely-than not to be realized. Each reporting period, management evaluates the realizability of deferred tax assets by considering all available positive and negative evidence, including forecasted taxable income, character of deductions, reversals of taxable temporary differences, and tax planning strategies. As of September 30, 2026, in part from the impact of the exercise of the underwriters’ overallotment option, management determined that there was sufficient positive evidence to conclude that it is more-likely-than-not that the deferred tax asset of $20.3 million associated with future TRA payments is realizable. The Company maintains a partial valuation allowance associated with the Company’s investment in Legence Holdings that would only be fully realized upon the sale of the Company’s interest in Legence Holdings.
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

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
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
All intercompany transactions are eliminated in the Company's Condensed Consolidated Statements of Operations.
The following table presents relevant segment information (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Engineering & Consulting	$199,940	$212,172	$572,634	$553,713
Installation & Maintenance	1,110,728	495,834	3,038,054	1,259,136
Revenue	$1,310,668	$708,006	$3,610,688	$1,812,849
Cost of revenue:
Engineering & Consulting	$128,217	$144,846	$394,350	$362,623
Installation & Maintenance	$906,952	$415,101	$2,534,454	$1,061,789
Gross profit:
Engineering & Consulting	$71,723	$67,326	$178,284	$191,090
Installation & Maintenance	203,776	80,733	503,600	197,347
Gross profit	$275,499	$148,059	$681,884	$388,437
The following table presents the reconciliation from Gross profit to Income (loss) before income tax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross profit	$275,499	$148,059	$681,884	$388,437
Selling, general and administrative	70,467	85,887	334,153	227,814
Depreciation and amortization	37,638	24,183	112,438	75,619
Acquisition-related costs	499	795	12,346	971
(Gain) loss on sale of property and equipment	(116)	21	(298)	(199)
Goodwill impairment	—	—	21,586	—
Long-lived asset impairment	—	—	19,491	—
Equity in earnings of joint venture	(115)	(24)	(707)	(848)
Interest expense	16,477	28,183	50,388	88,228
Interest income	(2,505)	(1,069)	(5,739)	(2,588)
Credit agreement amendment fees	—	64	5,257	2,990
Loss on debt extinguishment	—	5,685	13	5,685
Other income, net	(505)	(123)	(1,243)	(268)
Income (loss) before income tax	$153,659	$4,457	$134,199	$(8,967)
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
Insurance
The Company carries various insurance policies to address identified risks of loss including cyber, general liability, workers’ compensation, automobile liability and professional liability risks. As of September 30, 2026 and December 31, 2025, a liability for known and expected but not yet reported claims of $5.4 million and $2.6 million, respectively, was reflected in Accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The determination of such claims and expenses and the appropriateness of the related liability is continually reviewed and updated by management.
The Company is self-insured for its medical coverage. The Company is responsible for the first $0.3 million of claims for each participant enrolled in the medical coverage plan. Any claims exceeding $0.3 million are covered through a stop-loss insurance plan. A liability for expected but not yet reported claims in the amount of $3.3 million and $3.2 million was reflected in Accrued compensation and benefits on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, respectively.
Surety
As a requirement under certain contracts, various Legence subsidiaries procure performance and payment bonds through surety underwriters. As a condition for having surety companies write bonds on Legence subsidiaries’ behalf, Legence enters into indemnification agreements with the surety companies. Total outstanding bonds were approximately $1,346.3 million and $561.5 million as of September 30, 2026 and December 31, 2025, respectively.
Customer Guarantees
As part of its normal course of business, the Company offers guaranteed energy savings to customers under certain contracts. As of September 30, 2026 and December 31, 2025, total guarantees were $283.6 million and $307.4 million, respectively. Historically, the Company has not incurred material losses in connection with these guarantees. Further, management is not aware of any changes in the ability of the Company to meet these guarantees and does not expect to incur significant losses related to these guarantees in the foreseeable future.

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Letters of Credit
As discussed in “Note 7—Debt”, the standby letters of credit are secured through the revolving credit facility. As of September 30, 2026 and December 31, 2025, the Company had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies.
Tax Receivable Agreement
Amounts payable under the TRA are accounted for in accordance with ASC Topic 450, Contingencies. Refer to “Note 14—Tax Receivable Agreement” for additional information.
Note 19 - Other Financial Information
Accounts receivable, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Contracts receivable, net	$821,332	$569,812
Accounts receivable—other	20,203	14,248
Accounts receivable, net	$841,535	$584,060
Prepaid expenses and other current assets consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$39,417	$22,597
Inventories	15,421	11,303
Interest rate swaps	6,410	42
Deferred contract costs	5,835	2,237
Other	300	—
Prepaid expenses and other current assets	$67,383	$36,179
Accrued and other current liabilities consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Deferred consideration	$48,670	$—
Other accrued liabilities	36,566	16,475
Current portion of tax receivable agreement liability - related party	8,150	—
Accrued and other current liabilities	$93,386	$16,475

Legence Corp.
Notes to Condensed Consolidated Financial Statements - (Continued)
(Unaudited)
Condensed Consolidated Statements of Cash Flows Information
Additional cash flow information was as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest and taxes
Interest paid, net of interest rate swaps(1)	$44,757	$84,089
Income taxes paid, net of refunds	$37,123	$14,992
Non-cash investing activities
(Decrease) increase in Property and equipment additions included in Accounts payable	$(2,242)	$1,404
Non-cash financing activities
Deferred offering costs included in Accounts payable	$—	$6,050
Deferred offering costs included in Accrued and other current liabilities	$—	$990
Contribution from Legence Parent for Series A Interests and Restricted Series C Interests	$37,642	$3,191
Contribution from Legence Parent II for Series A Interests	$22,197	$1,884
TRA liability and deferred taxes arising from exchanges of Class B Common Stock	$143,593	$—
Supplemental non-cash lease information
Right-of-use assets obtained in exchange for new operating lease liabilities(2)	$40,442	$26,444
Right-of-use assets obtained in exchange for new finance lease liabilities(2)	$10,283	$5,631
Right-of-use asset modifications for operating leases	$17,504	$2,026
Non-cash financing activities related to IPO and Corporate Reorganization
Reclassification of Series A Interests and Restricted Series C Interests from liability to equity	$—	$36,358
TRA liability recognized	$—	$146,474
Deferred tax asset, net of valuation allowance, recognized in connection with TRA liability	$—	$8,401
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
Note 20 - Subsequent Events
Refer to “Note 4—Acquisitions” for subsequent acquisition. Refer to “Note 10—Stockholders' Equity” for subsequent approval of a share repurchase plan by the Board.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited Condensed Consolidated Financial Statements and the related notes thereto that appear elsewhere in this Quarterly Report on Form 10-Q and our audited Consolidated Financial Statements and the related notes thereto contained in our 2025 Annual Report. In addition to historical consolidated financial information, the following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described or referenced under “Cautionary Statement Regarding Forward-Looking Statements” and “Part II. Other Information, Item 1A. Risk Factors” in this Quarterly Report and under “Cautionary Statement Regarding Forward-Looking Statements” and “Part I, Item 1A. Risk Factors” in our 2025 Annual Report. Our actual results may differ materially from those contained in or implied by any forward-looking statements. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. The following management’s discussion and analysis reflects the historical results of operations and financial position of Legence Holdings LLC prior to our initial public offering (the “IPO”) and the series of organizational transactions completed in connection therewith (the “Corporate Reorganization”) and that of Legence Corp. and its consolidated subsidiaries, including Legence Holdings LLC, following the completion of the Corporate Reorganization and the IPO.
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
Highlights and Recent Developments
On November 1, 2026, we completed our acquisition of CTI, a mechanical contractor based in Texas, for estimated consideration of $90.0 million cash and 256,411 shares of Class A Common Stock, subject to customary purchase price adjustments. This acquisition expands our geographic footprint in mechanical contracting. The CTI operations will be included in the Installation & Maintenance segment.
On November 10, 2026, our Board authorized a new $150.0 million share repurchase program, pursuant to which we may, from time to time, acquire shares of our Class A Common Stock in the open market, in privately negotiated transactions, or through block trades, derivative transactions, or purchases made in accordance with Rule 10b-18 and Rule 10b5-1 of the Exchange Act. The share repurchase program does not have a termination date, does not require any specific number of shares to be acquired, and can be modified or discontinued by the Board at any time.

Disaggregation of Revenue
The contribution to our revenue by building type and client end market is as follows (dollars in thousands):

	Three Months Ended September 30,
	2026		2025
	$	%	$	%
Revenue by Building Type
Existing building	$516,465	39.4%	$414,200	58.5%
New building	794,203	60.6%	293,806	41.5%
Revenue	$1,310,668	100.0%	$708,006	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$828,031	63.1%	$294,358	41.6%
Life sciences & healthcare(3)	145,236	11.1%	125,743	17.8%
Education(4)	127,231	9.7%	133,788	18.9%
Mixed-use(5)	31,056	2.4%	26,275	3.7%
State & local government(6)	40,113	3.1%	30,436	4.3%
Other(7)	139,001	10.6%	97,406	13.7%
Revenue	$1,310,668	100.0%	$708,006	100.0%

	Nine Months Ended September 30,
	2026		2025
	$	%	$	%
Revenue by Building Type
Existing building	$1,403,008	38.9%	$1,141,126	62.9%
New building	2,207,680	61.1%	671,723	37.1%
Revenue	$3,610,688	100.0%	$1,812,849	100.0%
Revenue by Client End Market(1)
Data centers & technology(2)	$2,260,771	62.6%	$709,871	39.2%
Life sciences & healthcare(3)	434,178	12.0%	339,061	18.7%
Education(4)	353,377	9.8%	337,361	18.6%
Mixed-use(5)	85,848	2.4%	92,465	5.1%
State & local government(6)	107,273	3.0%	75,090	4.1%
Other(7)	369,241	10.2%	259,001	14.3%
Revenue	$3,610,688	100.0%	$1,812,849	100.0%
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
We may pass both subcontractor and equipment costs on directly to our customers as a specific line item or incorporate them into our overall price for the job. Variability in the amount of subcontracting that we do, subcontractor pricing, equipment purchases and associated markups can impact our margins. Generally, these markups may not be as large as the markup on our labor and, therefore, the volume of subcontractor and equipment costs can also impact our margins.
The following table presents our subcontractor and equipment expenses (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subcontractor Expense	$195,627	$138,272	$564,754	$325,938
Equipment Expense	$346,462	$172,722	$971,286	$407,045
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

Results of Operations
For the Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
A summary of our consolidated results of operations as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Three Months Ended September 30,		Year over Year Change
	2026	2025
	$	$	$	%
Revenue	$1,310,668	$708,006	$602,662	85.1%
Cost of revenue	1,035,169	559,947	475,222	84.9%
Gross profit	275,499	148,059	127,440	86.1%
Selling, general and administrative	70,467	85,887	(15,420)	(18.0)%
Depreciation and amortization	37,638	24,183	13,455	55.6%
Acquisition-related costs	499	795	(296)	(37.2)%
(Gain) loss on sale of property and equipment	(116)	21	(137)	*
Equity in earnings of joint venture	(115)	(24)	(91)	379.2%
Income from operations	167,126	37,197	129,929	*
Interest expense	16,477	28,183	(11,706)	(41.5)%
Interest income	(2,505)	(1,069)	(1,436)	134.3%
Credit agreement amendment fees	—	64	(64)	*
Loss on debt extinguishment	—	5,685	(5,685)	*
Other income, net	(505)	(123)	(382)	310.6%
Total other expense, net	13,467	32,740	(19,273)	(58.9)%
Income before income tax	153,659	4,457	149,202	*
Income tax expense	19,782	4,078	15,704	385.1%
Net income	133,877	379	133,498	*
Net income attributable to noncontrolling interests	44,304	955	43,349	*
Net income (loss) attributable to Legence	$89,573	$(576)	$90,149	*

*Not meaningful.

Revenue
Consolidated revenue increased $602.7 million, or 85.1%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.
The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Three Months Ended September 30,				Year over Year Change
	2026		2025
	$	% of Total	$	% of Total	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$109,144	8.4%	$110,939	15.7%	$(1,795)	(1.6)%
Program & Project Management	90,796	6.9%	101,233	14.3%	(10,437)	(10.3)%
Total Engineering & Consulting segment	199,940	15.3%	212,172	30.0%	(12,232)	(5.8)%
Installation & Maintenance
Installation & Fabrication	992,521	75.7%	408,717	57.7%	583,804	142.8%
Maintenance & Service	118,207	9.0%	87,117	12.3%	31,090	35.7%
Total Installation & Maintenance segment	1,110,728	84.7%	495,834	70.0%	614,894	124.0%
Revenue	$1,310,668	100.0%	$708,006	100.0%	$602,662	85.1%
Engineering & Consulting: Engineering & Consulting segment revenue decreased $12.2 million, or 5.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025.
Engineering & Design service line revenue decreased $1.8 million, or 1.6%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is attributable to lower demand, primarily from education clients, partially offset by higher demand from data centers & technology clients.

Program & Project Management service line revenue decreased $10.4 million, or 10.3%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease is attributable to lower demand, primarily from clients within Other, partially offset by higher demand in the data centers & technology end market.
Installation & Maintenance: Installation & Maintenance segment revenue increased $614.9 million, or 124.0%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Approximately half of the increase resulted from the acquisition of Bowers on January 2, 2026. The remaining Installation & Maintenance revenue growth primarily originated in the data centers & technology end market.
Installation & Fabrication service line accounted for $583.8 million, or 94.9%, of the increase in Installation & Maintenance segment revenue. Installation & Fabrication service line revenue growth originated in the data centers & technology end market.
The Maintenance & Service service line accounted for $31.1 million, or 5.1%, of the increase in Installation & Maintenance segment revenue. Approximately 70% of the increase in Maintenance & Service service line revenue resulted from the acquisition of Bowers. The remaining growth in the Maintenance & Service service line primarily originated in the education end market and other end markets.

Gross Profit
Consolidated gross profit increased $127.4 million, or 86.1%, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Three Months Ended September 30,				Year over Year Change
	2026		2025
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$71,723	35.9%	$67,326	31.7%	$4,397	6.5%	4.2%
Installation & Maintenance segment	203,776	18.3%	80,733	16.3%	123,043	152.4%	2.0%
Gross profit	$275,499	21.0%	$148,059	20.9%	$127,440	86.1%	0.1%
Engineering & Consulting: The $4.4 million, or 6.5%, increase in gross profit for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was driven by a higher % margin, partially offset by lower revenue. The higher gross profit reflects the combined effect of greater efficiency in customer fulfillment support costs, changes in fair value of legacy Series A Interests resulting in a compensation benefit for the three months ended September 30, 2026 compared to compensation expense for the same three month period in the prior year, higher project % margins in our Program & Project Management service line, and a revenue mix shift toward our higher % margin Engineering & Design service line.
Installation & Maintenance: Gross profit increased $123.0 million, or 152.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. Approximately one-third of the increase in gross profit resulted from the acquisition of Bowers. The remaining increase was primarily due to the combined effect of revenue growth and a higher % margin. The increase in % margin was primarily due to higher project % margins in our Installation & Fabrication service line, greater efficiency in customer fulfillment support costs and changes in fair value of legacy Series A Interests resulting in a compensation benefit for the three months ended September 30, 2026 compared to compensation expense for the same three month period in the prior year, partially offset by a revenue mix shift toward our lower % margin Installation & Fabrication service line and lower project % margins in our Maintenance & Service service line.
Selling, General & Administrative
Selling, general and administrative expenses decreased $15.4 million during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, primarily due to lower compensation expense of $24.6 million, including a benefit from changes in fair value of legacy Series A Interests for the three months ended September 30, 2026 compared to expense for the same three month period in the prior year, and partially offset by an increase in headcount in the current year three month period ended September 30, 2026. Lease & related expenses and professional services increased $3.7 million and $3.1 million, respectively, during the three months ended September 30, 2026 compared to the three months ended September 30, 2025, further offsetting the impact of lower compensation expense. Selling, general and administrative expenses as a percentage of revenue declined from 12.1%, during the three months ended September 30, 2025, to 5.4% during the three months ended September 30, 2026.
Depreciation and Amortization
The increase in depreciation and amortization is primarily attributable to an increase in the amortization of intangible assets associated with acquisitions completed in late 2025 and early 2026.
Interest Expense
The decrease in interest expense is primarily attributable to lower average borrowings as well as lower average interest rates during the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Income Tax Expense
Income tax expense was $19.8 million for the three months ended September 30, 2026, and resulted in an effective tax rate of 12.9%, as compared to income tax expense of $4.1 million for the three months ended September 30, 2025 and an effective tax rate of 91.5%. For the three months ended September 30, 2026, the effective tax rate was lower than the U.S.

federal statutory rate of 21%, primarily due to non-taxable income related to legacy Series A Interests and income from pass-through business not subject to income tax at the Company level. For the three months ended September 30, 2025, the effective tax rate was higher than the U.S. federal statutory rate of 21%, primarily due to earnings incurred prior to the IPO and Corporate Reorganization from pass-through business not subject to income taxes at the Company level.

Results of Operations
For the Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
A summary of our consolidated results of operations as well as the dollar and percentage change from the prior year period is presented as follows (dollars in thousands):

	Nine Months Ended September 30,		Year over Year Change
	2026	2025
	$	$	$	%
Revenue	$3,610,688	$1,812,849	$1,797,839	99.2%
Cost of revenue	2,928,804	1,424,412	1,504,392	105.6%
Gross profit	681,884	388,437	293,447	75.5%
Selling, general and administrative	334,153	227,814	106,339	46.7%
Depreciation and amortization	112,438	75,619	36,819	48.7%
Acquisition-related costs	12,346	971	11,375	*
Gain on sale of property and equipment	(298)	(199)	(99)	49.7%
Goodwill impairment	21,586	—	21,586	*
Long-lived asset impairment	19,491	—	19,491	*
Equity in earnings of joint venture	(707)	(848)	141	(16.6)%
Income from operations	182,875	85,080	97,795	114.9%
Interest expense	50,388	88,228	(37,840)	(42.9)%
Interest income	(5,739)	(2,588)	(3,151)	121.8%
Credit agreement amendment fees	5,257	2,990	2,267	75.8%
Loss on debt extinguishment	13	5,685	(5,672)	*
Other income, net	(1,243)	(268)	(975)	363.8%
Total other expense, net	48,676	94,047	(45,371)	(48.2)%
Income (loss) before income tax	134,199	(8,967)	143,166	*
Income tax expense	17,492	13,662	3,830	28.0%
Net income (loss)	116,707	(22,629)	139,336	*
Net income attributable to noncontrolling interests	38,881	4,430	34,451	777.7%
Net income (loss) attributable to Legence	$77,826	$(27,059)	$104,885	*

*Not meaningful.

Revenue
Consolidated revenue increased $1.8 billion, or 99.2%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is attributable to the results of our operating segments, which are discussed below.
The following table presents our revenue by reportable segment, as well as our primary service lines (dollars in thousands):

	Nine Months Ended September 30,				Year over Year Change
	2026		2025
	$	% of Total	$	% of Total	$	%
Revenue:
Engineering & Consulting
Engineering & Design	$309,063	8.6%	$324,166	17.9%	$(15,103)	(4.7)%
Program & Project Management	263,571	7.3%	229,547	12.6%	34,024	14.8%
Total Engineering & Consulting segment	572,634	15.9%	553,713	30.5%	18,921	3.4%
Installation & Maintenance
Installation & Fabrication	2,675,997	74.1%	1,018,424	56.2%	1,657,573	162.8%
Maintenance & Service	362,057	10.0%	240,712	13.3%	121,345	50.4%
Total Installation & Maintenance segment	3,038,054	84.1%	1,259,136	69.5%	1,778,918	141.3%
Revenue	$3,610,688	100.0%	$1,812,849	100.0%	$1,797,839	99.2%
Engineering & Consulting: Engineering & Consulting segment revenue increased $18.9 million, or 3.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The Engineering & Design service line revenue decreased $15.1 million, or 4.7%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease is attributable to lower demand, primarily from mixed-use and education clients, partially offset by higher demand from other end market clients.

The Program & Project Management service line revenue increased $34.0 million, or 14.8%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is attributable to higher demand, primarily from data centers & technology, state & local government and education end market clients, partially offset by lower demand from other end market clients.
Installation & Maintenance: Installation & Maintenance segment revenue increased $1.8 billion, or 141.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The Installation & Fabrication service line accounted for $1.7 billion, or 93.2%, of the increase in Installation & Maintenance segment revenue. Slightly less than half of the increase in Installation & Fabrication resulted from the acquisition of Bowers on January 2, 2026. The remaining revenue growth was primarily driven by data centers & technology clients.

The Maintenance & Service service line accounted for $121.3 million, or 6.8% of the increase in the Installation & Maintenance segment revenue. Approximately two-thirds of the increase in Maintenance & Service service line revenue resulted from the acquisition of Bowers. The remaining revenue growth was primarily driven by education, data centers & technology and state & local government clients and other end market clients.

Gross Profit
Consolidated gross profit increased $293.4 million, or 75.5%, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is attributable to the results of our Installation & Maintenance segment, as discussed below.

The following table presents our consolidated gross profit by reportable segment (dollars in thousands):

	Nine Months Ended September 30,				Year over Year Change
	2026		2025
	$	% Margin	$	% Margin	$	%	% Margin
Gross profit:
Engineering & Consulting segment	$178,284	31.1%	$191,090	34.5%	$(12,806)	(6.7)%	(3.4)%
Installation & Maintenance segment	503,600	16.6%	197,347	15.7%	306,253	155.2%	0.9%
Gross profit	$681,884	18.9%	$388,437	21.4%	$293,447	75.5%	(2.5)%
Engineering & Consulting: The $12.8 million, or 6.7%, decrease in gross profit for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was driven by a lower % margin, partially offset by higher revenue. The lower % margin primarily reflects higher customer fulfillment support costs, including the impact of higher compensation expense related to legacy Series A Interests, a revenue mix shift toward our lower % margin Program & Project Management service line and lower project % margins in our Engineering & Design service line.
Installation & Maintenance: Gross profit increased $306.3 million, or 155.2%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Approximately one-third of the increase in gross profit resulted from the acquisition of Bowers. The remaining increase was primarily due to the combined effect of revenue growth and an increase in the % margin. The increase in % margin was primarily due to higher project % margins in our Installation & Fabrication service line and greater efficiency in customer fulfillment support costs, the effects of which were largely offset by a revenue mix shift toward our lower % margin Installation & Fabrication service line, lower % margins in our Maintenance & Service service line and the impact of higher compensation expense related to legacy Series A Interests.
Selling, General & Administrative
Selling, general and administrative expenses increased $106.3 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to $80.4 million higher compensation expense reflecting the combined effect of higher expense related to legacy Series A Interests and higher headcount. Lease & related expenses and IT software & subscription costs increased $9.4 million and $7.1 million, respectively, during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Selling, general and administrative expenses as a percentage of revenue declined from 12.6%, during the nine months ended September 30, 2025, to 9.3% during the nine months ended September 30, 2026.
Depreciation and Amortization

The increase in depreciation and amortization is primarily attributable to an increase in the amortization of intangible assets associated with acquisitions completed in late 2025 and early 2026.

Acquisition-related costs
The increase in acquisition-related costs of $11.4 million is primarily due to costs associated with the Bowers acquisition, including $9.3 million of transaction compensation expense.
Goodwill Impairment
During the nine months ended September 30, 2026, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in goodwill impairment of $21.6 million. The impairment was primarily driven by a decline in projected cash flows due to lower customer demand for sustainability services.
Long-Lived Asset Impairment
Long-lived asset impairment of $19.5 million for the nine months ended September 30, 2026 was primarily driven by a decline in revenue, margins and cash flow projections due to lower customer demand for sustainability services.

Interest Expense
The decrease in interest expense is primarily attributable to lower average borrowings as well as lower average interest rates during the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Income Tax Expense

Income tax expense was $17.5 million for the nine months ended September 30, 2026, and resulted in an effective tax rate of 13.0%, as compared to income tax expense of $13.7 million for the nine months ended September 30, 2025 and an effective tax rate of negative 152.4%. For the nine months ended September 30, 2026, the effective tax rate was lower than the U.S. federal statutory rate of 21%, primarily due to the release of valuation allowance on deferred tax assets related to the future TRA payments and income from pass-through business not subject to income tax at the Company level partially offset by non-deductible compensation expense related to legacy Series A Interests. Although the legacy Series A Interests generated non-taxable income for the three months ended September 30, 2026, it resulted in a net non-deductible expense for the nine-month period. For the nine months ended September 30, 2025, the effective tax rate was lower than the U.S. federal statutory rate of 21% primarily due to the loss before income tax from pass-through business not subject to income taxes at the Company level.
Liquidity and Capital Resources
Overview
As of September 30, 2026 and December 31, 2025, our primary sources of liquidity included $340.8 million and $230.2 million, respectively, of cash and cash equivalents, $169.3 million and $194.3 million, respectively, available to be borrowed under the revolving credit facility, as well as cash flows from operations. We expect our primary sources of liquidity to be cash flows from operations, which may be supplemented, as needed, with borrowings incurred under our revolving credit facility or proceeds from offerings of debt or equity securities. Access to additional liquidity, such as a further increase in the borrowing capacity under our existing revolving credit facility or a new financing arrangement, will depend upon our future financial position and debt market conditions.
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

Cash Flows
The information presented below was derived from our Condensed Consolidated Statements of Cash Flows within the Condensed Consolidated Financial Statements and summarizes cash flow activity (dollars in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash provided by (used in):
Operating activities	$276,981	$162,124
Investing activities	(341,150)	(24,961)
Financing activities	174,781	(42,296)
Increase in cash and cash equivalents	$110,612	$94,867
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
Cash flows provided by operating activities increased $114.9 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase is primarily due to higher activity in the Installation and Maintenance segment, including the impact of the Bowers acquisition, partially offset by changes in working capital, as detailed in the Condensed Consolidated Statements of Cash Flows. Working capital activity from contract liabilities decreased $104.5 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, reflecting decreased billings net of recognized revenue. Operating cash flows from accounts payable increased $22.1 million during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to increased business activity and timing of payments. The $72.8 million decrease in operating cash flows from accounts receivable and contract assets during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 is primarily driven by higher revenue and the timing of billing and collections during the period.
Investing Activities
Cash flows used in investing activities primarily consist of payments for the acquisition of businesses, capital expenditures and proceeds from the sale of property and equipment.
Cash flows used in investing activities increased $316.2 million for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the acquisitions of Bowers and Metrix during the nine months ended September 30, 2026.

Financing Activities
Financing cash flows primarily consist of the issuance and repayment of short-term and long-term debt and financing lease payments.
For the nine months ended September 30, 2026, cash provided by financing activities was $174.8 million, compared to cash used in financing activities of $42.3 million for the nine months ended September 30, 2025. The $217.1 million increase in cash flows from financing activities is primarily attributable to term loan and revolver borrowings of $200.0 million and $25.0 million, respectively, offset by revolver payments of $25.0 million during the nine months ended September 30, 2026. For the nine months ended September 30, 2025, we made $21.2 million of payments for deferred offering costs. During the nine months ended September 30, 2025, the Company received $780.2 million of net IPO proceeds and used those proceeds to pay outstanding offering costs and prepay a portion of the term loan, which had a net zero impact on cash flows from financing activities.
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
On May 27, 2026, Legence Holdings amended its credit agreement to refinance and replace the previously existing $995.3 million term loan facility with a $995.3 million term loan facility that (i) reduces its applicable interest rate on SOFR rate term loans by 0.25% to the SOFR plus 2.00% and (ii) reduces its applicable interest rate on base rate term loans by 0.25% to the Base Rate plus 1.00%. The amendment provides for an additional 0.25% reduction of the interest rate applicable to the term loan if the Company maintains certain credit ratings. On June 5, 2026, S&P Global Ratings upgraded the Company’s issuer credit rating. On June 24, 2026, Moody’s Ratings upgraded the Company’s issuer credit rating. As such, an incremental 0.25% interest rate reduction took full effect upon the delivery of the Company’s second quarter lender compliance certificate. As a result, SOFR rate term loans bear interest at SOFR plus 1.75% with a SOFR floor of 0.75%, and base rate term loans bear interest at 0.75% plus the Base Rate.
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
Our current and long-term TRA liability is $8.2 million and $342.7 million, respectively, as of September 30, 2026. Please refer to “Item 1. Financial Statements, Note 14—Tax Receivable Agreement” and “Note 17—Related Party Transactions” in Notes to Condensed Consolidated Financial Statements for further information.
Material Cash Requirements
As of September 30, 2026, our material cash requirements primarily consist of obligations under our financing arrangements and lease arrangements. As of September 30, 2026, the outstanding term loan balance is $990.3 million and the estimated future interest payments are $282.0 million. Future interest payments are estimated using the interest rate applicable as of September 30, 2026 applied to the outstanding balance, which decreases each quarter by principal payments of $2.5 million until the debt matures on December 16, 2031.
Additionally, we have various contingent obligations that we anticipate could require the use of cash based on contractual obligations as of September 30, 2026; however, the final amount payable or the timing may not be fixed and determinable. Such contingent obligations include the following:
•Some of our customers require us to secure surety bonds from reputable financial institutions to guarantee execution on certain projects. In the event Legence or its subcontractors fail to meet its performance obligations, customers have the option to request that the surety bond provider fund the completion of the project using other service providers. Under the terms of these agreements, we are liable for any disbursement made by the bonding company because of our failure to perform. Surety bonds expire at various times ranging from final completion of a project to a period extending beyond contract completion in certain circumstances. Such amounts can also fluctuate from period to period based upon the mix and level of our bonded operating activity. For example, public sector contracts require surety bonds more frequently than private sector contracts, and accordingly, our bonding requirements typically increase as the amount of our public sector work increases. Our estimated maximum exposure as it relates to the value of the surety bonds outstanding is lowered on each bonded project as the cost to complete is reduced, and each commitment under a surety bond generally extinguishes concurrently with the expiration of its related contractual obligation. As of September 30, 2026 and December 31, 2025, $1,346.3 million and $561.5 million, respectively, of backlog and awarded contracts was subject to surety bond obligations.
•As part of our normal course of business, we offer guaranteed energy savings to customers under certain contracts. As of September 30, 2026 and December 31, 2025, total guarantees were $283.6 million and $307.4 million, respectively. Should the guaranteed energy savings not be achieved, these guarantees would become due to the customers. Historically, we have not incurred notable losses in connection with these guarantees.
•We have standby letters of credit that are secured through the revolving credit facility. Please refer to “Item 1. Financial Statements, Note 7—Debt” in Notes to Condensed Consolidated Financial Statements for further information. Obligations under these letters of credit are not normally called, as we typically comply with the underlying requirements. As of September 30, 2026 and December 31, 2025, we had $30.7 million and $5.7 million, respectively, in standby letters of credit primarily related to surety bonds and the deductibles of insurance policies. Please refer to “Item 1. Financial Statements, Note 18—Commitments and Contingencies” in Notes to Condensed Consolidated Financial Statements for further information.
•Payments for collective bargaining agreements, multiemployer pension plan liabilities and liabilities related to our deferred compensation and other employee benefit plans.
•Payments under the TRA.
Non-GAAP Financial Measures
Adjusted EBITDA and Adjusted EBITDA Margin are financial measures not presented in accordance with GAAP but are intended to provide useful and supplemental information to investors and analysts as they evaluate our performance. Adjusted EBITDA is defined as net income (loss) adjusted to exclude, or otherwise reflect, interest expense, interest income, income tax (benefit) expense, depreciation and amortization, credit agreement amendment fees, goodwill impairment, long-lived asset impairment, (gain) loss on sale of property and equipment, loss on debt extinguishment, acquisition and integration costs, system deployment costs, strategic initiative costs, indemnification asset adjustments, Tax Receivable Agreement liability remeasurements and stock-based and other non-cash compensation (benefit) expense. Adjusted EBITDA Margin is defined as Adjusted EBITDA divided by revenue. Adjusted EBITDA should not be considered an alternative to net income (loss) that is derived in accordance with GAAP. Management believes that the exclusion of the above-described items from net income (loss) in the presentation of the non-GAAP measures identified above enables us and our investors to more effectively evaluate our operations period over period and to identify operating trends that might not be apparent due to, among other reasons, the variable nature of these items, both in value and frequency, period over period. In addition, management believes these measures may be useful for investors in comparing our operating results with those of other companies.
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

•do not reflect the interest expense on our indebtedness; or
•do not reflect the income tax (benefit) expense we are required to make.
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
The following table provides a reconciliation of our net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, and a calculation of Adjusted EBITDA Margin for the periods presented herein (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$133,877	$379	$116,707	$(22,629)
Interest expense	16,477	28,183	50,388	88,228
Interest income	(2,505)	(1,069)	(5,739)	(2,588)
Income tax expense	19,782	4,078	17,492	13,662
Depreciation and amortization	44,417	27,490	130,883	85,611
Credit agreement amendment fees(1)	—	64	5,257	2,990
Goodwill impairment	—	—	21,586	—
Long-lived asset impairment	—	—	19,491	—
(Gain) loss on sale of property and equipment	(116)	21	(298)	(199)
Loss on debt extinguishment	—	5,685	13	5,685
Acquisition and integration costs(2)	509	1,169	12,622	2,935
System deployment costs(3)	—	—	—	2,140
Strategic initiative costs(4)	—	4,181	2,711	14,128
Indemnification asset adjustments(5)	(112)	—	(310)	—
Tax Receivable Agreement liability remeasurements(6)	—	—	(161)	—
Stock-based and other non-cash compensation (benefit) expense(7)	(35,321)	18,640	79,036	21,881
Adjusted EBITDA	$177,008	$88,821	$449,678	$211,844
Net income (loss) margin	10.2%	0.1%	3.2%	(1.2)%
Adjusted EBITDA margin	13.5%	12.5%	12.5%	11.7%

(1)Represents costs incurred in connection with our debt refinancings in each of the periods presented.
(2)For the three months ended September 30, 2026, $0.5 million relates to acquisition costs recorded in acquisition-related costs in the Condensed Consolidated Statements of Operations. For the three months ended September 30, 2025, $0.8 million relates to acquisition costs recorded in acquisition-related costs, and $0.4 million relates to acquisition integration costs recorded in selling, general and administrative costs in the Condensed Consolidated Statements of Operations. For the nine months ended September 30, 2026 and 2025, the figures include $12.3 million and $1.0 million, respectively, of acquisition costs recorded in acquisition-related costs and $0.3 million and $1.9 million, respectively, of acquisition integration costs recorded in selling, general and administrative costs in the Condensed Consolidated Statements of Operations.
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
(7)Includes compensation (benefit) expense relating to legacy Series A Interests and Restricted Series C Interests as well as RSUs, stock options, and the ESPP. Please refer to “Item 1. Financial Statements, Note 11—Stock-Based Compensation and Long-term Incentive Awards” in Notes to Condensed Consolidated Financial Statements for further details.
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

The following table presents our backlog and awarded contracts and book-to-bill ratio by reportable segment with book-to-bill ratio calculated during the periods noted (dollars in thousands):

	September 30,
	2026	2025
Engineering & Consulting
Backlog	$650,756	$552,181
Awarded contracts	536,003	342,553
Backlog and awarded contracts	$1,186,759	$894,734
Book-to-bill ratio for the three months ended September 30	1.3x	1.0x
Book-to-bill ratio for the nine months ended September 30	1.3x	1.1x
Installation & Maintenance
Backlog	$3,457,272	$1,765,626
Awarded contracts	1,256,553	405,088
Backlog and awarded contracts	$4,713,825	$2,170,714
Book-to-bill ratio for the three months ended September 30	1.2x	1.7x
Book-to-bill ratio for the nine months ended September 30	1.2x	1.4x
Total
Backlog	$4,108,028	$2,317,807
Awarded contracts	1,792,556	747,641
Backlog and awarded contracts	$5,900,584	$3,065,448
Book-to-bill ratio for the three months ended September 30	1.2x	1.5x
Book-to-bill ratio for the nine months ended September 30	1.2x	1.3x
The increase in backlog and awarded contracts from September 30, 2025 to September 30, 2026 resulted from the acquisition of Bowers and an increase in awards in both segments. The increase in Engineering & Consulting was primarily driven by new projects within the education and state & local government end markets. The increase in Installation & Maintenance was primarily driven by the acquisition of Bowers and new projects within the data centers & technology and education end markets.
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
Fair values of reporting units are estimated based on a market approach and an income approach. The income approach utilizes discounted future cash flows and assumptions critical to the fair value estimate of the discounted cash flow model including revenue growth rates, forecasted EBITDA margins and discount rate. The market approach utilizes EBITDA multiples from comparable publicly traded companies.
During the second quarter of 2026, it was determined the carrying amount of goodwill for one reporting unit in the Engineering & Consulting segment exceeded fair value, resulting in a goodwill impairment of $21.6 million. The impairment was primarily driven by a decline in new contracts during the second quarter of 2026, due to lower customer demand for sustainability services, which resulted in declining revenue, margins and cash flow projections. Refer to “Item 1. Financial Statements, Note 5—Goodwill and Intangible Assets” in Notes to Condensed Consolidated Financial Statements for more information.
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
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our long-term debt. The interest expense associated with our long-term debt will vary with market rates. We seek to mitigate this risk with an appropriate amount of fixed rate debt obligations through interest rate derivative contracts that fix the interest rate on the respective floating rate debt obligations. Without taking into consideration the effect of our interest rate swap agreements, based upon our outstanding principal amount of floating rate debt of $990.3 million as of September 30, 2026, and $797.8 million as of December 31, 2025, an increase in the current interest rate levels of 1.0% would result in an increase in our annual interest expense of $9.9 million and $8.0 million, respectively.
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of contract assets and accounts receivable. Although the Company does not currently foresee a significant credit risk associated with the outstanding accounts receivable, exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor our exposure for credit losses and maintain allowances for anticipated losses. We may also require prepayments for certain of our services. With the exception of one customer of our Installation & Maintenance segment, no single customer accounted for more than 10% of revenue for the three and nine months ended September 30, 2026, as such concentrations of credit risk with respect to our receivables are generally limited by the large number of customers comprising our customer base and their dispersion among many different geographies.

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
Supply Chain Risks
In addition, we are exposed to various supply chain risks, including the market risk of price fluctuations or availability of copper, steel and other materials used as components of supplies or materials utilized in our operations. We may also be exposed to increases in energy and power prices, particularly as they relate to gasoline prices for our vehicle fleet.
Disruptions in our supply chain can occur due to market inefficiencies but can also be driven by other events, like cybersecurity breaches, pandemics, or similar disruptive events. While we believe we can increase our contract prices to adjust for some price increases in commodities, there can be no assurance that such price increases, if they were to occur, would be recoverable. Additionally, some of our fixed price contracts do not allow us to adjust prices and, as a result, increases in material costs could reduce profitability with respect to projects in progress. Prolonged periods of supply chain disruptions may also result in projects and/or deliveries being delayed or canceled.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses in our internal control over financial reporting described below. However, after giving full consideration to such material weaknesses, and the additional analyses and other procedures that we performed to ensure that our Condensed Consolidated Financial Statements included in this Quarterly Report were prepared in accordance with U.S. GAAP, our management has concluded that such Condensed Consolidated Financial Statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.
We and our independent registered public accounting firm have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Specifically, we did not (i) design and implement effective general information technology controls (“GITCs”) for multiple business units’ information systems that are relevant to the preparation of the consolidated financial statements and which provide appropriate segregation of duties to adequately restrict general user and privileged access to financial information systems to appropriate Company personnel or (ii) fully maintain certain components of the Committee of Sponsoring Organizations of the Treadway Commission framework, including elements of information and communication and control activities. As a result, we have observed at a few business units a lack of evidence of sufficient journal entry review as well as conflicts whereby personnel have the ability to both prepare and post journal entries to the general ledger. The Company’s business process controls that are dependent on these ineffective controls, or that rely on data produced from these systems, could be adversely affected. We determined that these material weaknesses remained unremediated as of September 30, 2026.
Remediation Plan for the Material Weaknesses
In response to the material weaknesses described above, our management, with the oversight of the Audit Committee, is in the process of developing and implementing a remediation plan. During 2026, we have continued to implement a more robust internal control IT framework that includes bolstered enterprise-wide access request protocols. We have also made personnel changes and have rolled out bolstered processes at multiple business units to document and verify the journal entry review process and remove existing conflicts. To support those efforts, we have engaged a third-party firm to assist with the documentation of our processes and internal controls and to identify additional control owner training gaps that should be addressed in support of the implementation of effective GITCs and other controls. Such training includes best practices on how to sufficiently document and evidence the operation of such GITCs and adequate journal entry review processes. We have also hired a Chief Information Officer with extensive knowledge in enterprise-wide technology strategy and integration who is assisting in the supervision of the remediation of the GITC deficiencies. We will continue to dedicate significant efforts and resources to ensure reporting requirements are met and proper segregation of duties are maintained to address the material weaknesses identified above.
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
Changes in Internal Control over Financial Reporting
Except for the remediation efforts related to the material weaknesses described above, there was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
None.
Issuer Purchases of Equity Securities
The following table presents information with respect to acquisitions of our shares of Class A common stock during the third quarter of 2026:

Month ended	Total number of shares purchased (1)	Average price paid per share (1)	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2026	—	$—	—	$—
August 1 - 31, 2026	—	$—	—	$—
September 1 - 30, 2026	64,185	$53.03	—	$—
Total	64,185		—

(1) The total number of shares of Class A common stock withheld includes shares acquired from employees in satisfaction of personal income tax withholding obligations in connection with the vesting of restricted stock unit awards. The price paid for shares of Class A common stock acquired in satisfaction of withholding taxes is the share price on the date of the transaction.

Item 5. Other Information

Trading Plans

During the quarter ended September 30, 2026, no directors or officers, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Regulation S-K Item 408.

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

3.1
Amended and Restated Certificate of Incorporation of Legence Corp. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the SEC on September 15, 2025).

3.2	Amended and Restated Bylaws of Legence Corp. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the SEC on September 15, 2025).
3.3
Amended and Restated Limited Liability Company Agreement of Legence Holdings LLC, dated as of September 11, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, File No. 001-42838, filed with the SEC on September 15, 2025).

10.1+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, File No. 333-289629, filed with the SEC on August 15, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**	Furnished herewith.

+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
Date: November 12, 2026

LEGENCE CORP.

By:	/s/ Stephen Butz
Stephen Butz
Chief Financial Officer
(principal financial officer)

By:	/s/ Philippe Le Bris
Philippe Le Bris
Chief Accounting Officer
(principal accounting officer)